Form 10-K
period 1993-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1994-03-29
CIK 92088

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                         COMMISSION FILE NUMBER 1-1049
                            ------------------------

                       BELLSOUTH TELECOMMUNICATIONS, INC.

               A GEORGIA                             I.R.S. EMPLOYER
              CORPORATION                            NO. 58-0436120
            675 WEST PEACHTREE STREET, N. E., ATLANTA, GEORGIA 30375
                         TELEPHONE NUMBER 404 529-8611
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
- ---------------------------------------  ---------------------------------------
            SEE ATTACHMENT.                             NEW YORK

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

          At March 22, 1994 one share of Common Stock was outstanding.
                            ------------------------

THE   REGISTRANT,   A   WHOLLY-OWNED   SUBSIDIARY   OF   BELLSOUTH  CORPORATION,
  MEETS THE CONDITIONS  SET FORTH IN  GENERAL INSTRUCTION J(1)(a)  AND (b)  OF
    FORM   10-K   AND   IS   THEREFORE  FILING   THIS   FORM   WITH  REDUCED
              DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [NOT APPLICABLE]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   ATTACHMENT

Title of each class
- ----------------

DEBENTURES

Issues denominated as South Central Bell Telephone Company Debentures
- ---------------------------------------------------------------------

$100,000,000 Principal Amount of Forty Year 7 3/8% Debentures, due 2012 $210,000,000 Principal Amount of Forty Year 8 1/4% Debentures, due 2017 $300,000,000 Principal Amount of Forty Year 8 1/2% Debentures, due 2029

Issues denominated as Southern Bell Telephone and Telegraph Company Debentures
- ------------------------------------------------------------------------------

 $30,000,000 Principal Amount of Forty Year 3 1/4% Debentures, due 1995 $75,000,000 Principal Amount of Thirty-Seven Year 5% Debentures, due 1997 $70,000,000 Principal Amount of Thirty-Seven Year 4 3/8% Debentures, due 1998 $75,000,000 Principal Amount of Thirty-Nine Year 4 3/8% Debentures, due 2001 $70,000,000 Principal Amount of Forty Year 4 3/8% Debentures, due 2003
$100,000,000 Principal Amount of Thirty-Five Year 4 3/4% Debentures, due 2000 $100,000,000 Principal Amount of Thirty-Eight Year 6% Debentures, due 2004 $150,000,000 Principal Amount of Thirty-Eight Year 7 3/8% Debentures, due 2010 $350,000,000 Principal Amount of Forty Year 7 5/8% Debentures, due 2013 $275,000,000 Principal Amount of Forty Year 8 1/8% Debentures, due 2017 $300,000,000 Principal Amount of Thirty-Eight Year 8 3/4% Debentures, due 2024 $500,000,000 Principal Amount of Forty Year 8 5/8% Debentures, due 2026 $300,000,000 Principal Amount of Forty Year 8 1/2% Debentures, due 2029

BellSouth Telecommunications, Inc.
- ---------------------------------

$250,000,000 Principal Amount of Forty Year 8 1/4% Debentures, due 2032 $300,000,000 Principal Amount of Forty Year 7 7/8% Debentures, due 2032 $300,000,000 Principal Amount of Forty Year 7 1/2% Debentures, due 2033 $350,000,000 Principal Amount of Fifteen Year 5 7/8% Debentures, due 2009 $400,000,000 Principal Amount of Forty Year 6 3/4% Debentures, due 2033

NOTES

BellSouth Telecommunications, Inc.
- ---------------------------------

$275,000,000 Principal Amount of Seven Year 6 1/2% Notes, Due February 1, 2000 $150,000,000 Principal Amount of Twelve Year 7% Notes, Due February 1, 2005 $450,000,000 Principal Amount of Ten Year 6 1/4% Notes, Due May 15, 2003 $200,000,000 Principal Amount of Eleven Year 6 3/8% Notes, Due June 15, 2004

                               TABLE OF CONTENTS

ITEM                                                                        PAGE
- ----                                                                        ----
                                     PART I
  1.   Business..........................................................      1
       Telephone Company Operations......................................      3
       Other Business Operations.........................................      8
       Competition.......................................................      9
       Legislation.......................................................     11
       Research and Development..........................................     12
       Licenses and Franchises...........................................     12
       Employees.........................................................     12
  2.   Properties........................................................     13
  3.   Legal Proceedings.................................................     14
  4.   Submission of Matters to a Vote of Shareholders (Omitted pursuant to General Instruction J(2))
                                    PART II
  5.   Market for Registrant's Common Equity and Related Shareholder
        Matters
        (Inapplicable)
  6.   Selected Financial Data...........................................     15
  7.   Management's Discussion and Analysis of Results of Operations and
        Financial
        Condition (Abbreviated pursuant to General Instruction J(2)).....     16
  8.   Consolidated Financial Statements and Supplementary Data..........     24
  9.   Changes in and Disagreements with Accountants on Accounting and
        Financial
        Disclosure.......................................................     42
                                    PART III
 10.   Directors and Executive Officers of the Registrant (Omitted
        pursuant to General Instruction J(2))
 11.   Executive Compensation (Omitted pursuant to General Instruction
        J(2))
 12.   Security Ownership of Certain Beneficial Owners and Management
        (Omitted pursuant to General Instruction J(2))
 13.   Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2))
                                    PART IV
 14.   Exhibits, Financial Statement Schedules, and Reports on Form
        8-K..............................................................     42

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth   Telecommunications,  Inc.  ("BellSouth  Telecommunications"),  a
corporation wholly-owned by BellSouth Corporation ("BellSouth"), is the surviving corporation from the merger, effective at midnight December 31, 1991 of South Central Bell Telephone Company ("South Central Bell") and Southern Bell Telephone and Telegraph Company ("Southern Bell"). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. These areas were previously served by South Central Bell and Southern Bell. BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes.

    South Central Bell was incorporated in 1967 under the laws of the State of Delaware and Southern Bell was incorporated in 1879 under the laws of the State of New York. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the "D. C. District Court") entitled "Modification of Final Judgment" (the "MFJ") settling antitrust litigation brought by the United States Department of Justice (the "Justice Department") in 1974 and the related Plan of Reorganization (the "POR"), American Telephone and Telegraph Company ("AT&T") transferred to BellSouth its 100% ownership of South Central Bell and Southern Bell. On the same date, South Central Bell and Southern Bell were reincorporated through mergers into Georgia corporations. Effective January 1, 1984, ownership of BellSouth was divested from AT&T and BellSouth became a publicly traded company.

    BellSouth Telecommunications has its principal executive offices at 675 West Peachtree Street, N.E., Atlanta, Georgia 30375 (telephone number 404-529-8611).

                         MODIFICATION OF FINAL JUDGMENT

    Pursuant to the MFJ, AT&T divested the 22 wholly-owned operating telephone companies (the "Operating Telephone Companies"), including South Central Bell and Southern Bell, that were included in the former Bell System. The ownership of such 22 Operating Telephone Companies was transferred by AT&T to seven holding companies (the "Holding Companies"), including BellSouth. All territory in the continental United States served by the Operating Telephone Companies was divided into geographical areas termed "Local Access and Transport Areas" ("LATAs"). These LATAs are generally centered in a city or other identifiable community of interest.

    The MFJ limits the telecommunications-related scope of the Operating Telephone Companies'* post-divestiture business activities, and the D. C. District Court retained jurisdiction over its construction, implementation, modification and enforcement. Under the MFJ, the Operating Telephone Companies may provide local exchange, exchange access, information access and toll telecommunications services within the LATAs. Although prohibited from providing service between LATAs, the Operating Telephone Companies provide exchange access services that link a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the "Interexchange Carriers"), which provide toll telecommunications services between different LATAs. The Operating Telephone Companies may market, but not manufacture, customer premises equipment ("CPE"), which is defined in the MFJ as equipment used on customers' premises to originate, route or terminate telecommunications. A similar restriction applies to the manufacture or provision of "telecommunications equipment," which is defined in the MFJ as including equipment used by carriers to provide telecommunications services. The MFJ restrictions precluding the Holding Companies from providing information services and non-telecommunications related products have been judicially removed.

- ------------------------
* The provisions of the MFJ are applicable to the Holding Companies.

    The D.C. District Court has established procedures for obtaining generic and specific waivers from the manufacturing and interLATA communications restrictions of the MFJ, although the required filings with and review by the Justice Department and the D.C. District Court usually result in lengthy and uncertain proceedings. The foregoing restrictions present significant obstacles to the provision of certain wireless, cable television and other communications services and require that such business operations, even where waivers are ultimately obtained, be conducted under burdensome arrangements or subject to elaborate structural separation or other conditions. BellSouth is advocating legislation which would remove or relax the MFJ restrictions. (See "Business Operations -- Legislation.")

    The MFJ requires the Operating Telephone Companies to provide, upon a bona fide request by any Interexchange Carrier or information service provider, exchange access, information access and exchange services for such access that will be equal to that provided to AT&T in quality, type and price. BellSouth Telecommunications believes it is in compliance with this requirement.

                              BUSINESS OPERATIONS

    Approximately 86% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively, were from wireline telecommunications services and the remainder of revenues was principally from directory publishing fees, CPE sales, inside wire services, billing and collection services, cellular interconnect services and rental of facilities.

    Certain communications services and products are provided to business customers by BellSouth Business Systems, Inc., BellSouth Communication Systems, Inc. and Dataserv, Inc., subsidiaries of BellSouth Telecommunications. Respectively, these companies provide sales, marketing, product management and customer service for BellSouth Telecommunications' large business customers within traditional telephone operating company service areas and nationwide; sell, install and maintain CPE; and maintain and provide parts and integration services for computer and data processing equipment.

    In the aggregate, access revenues, revenues from billing and collection activities and rental of facilities comprised approximately 30%, 30% and 31% of 1993, 1992 and 1991 operating revenues, respectively. The majority of these revenues were from services provided to AT&T, BellSouth Telecommunications' largest customer.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides services, which include local exchange, exchange access and intraLATA toll services, within each of the 38 LATAs in its combined nine-state operating area. (See "Local and Toll Services" and "Access Services.") The tables below set forth the following: network access lines in service at December 31 for the last five years; access lines in each state at December 31, 1993; and the annual percentage increase in access lines in each state at December 31 for the last four years.

                                                1993   1992   1991   1990   1989
                                                ----   ----   ----   ----   ----
                                                           (MILLIONS)
NETWORK ACCESS
  LINES IN SERVICE:*
    Residence................................   13.7   13.3   12.9   12.6   12.2
    Business.................................    5.4    5.1    4.8    4.6    4.4
    Other....................................     .2     .2     .3     .3     .3
                                                ----   ----   ----   ----   ----
      Total..................................   19.3   18.6   18.0   17.5   16.9
                                                ----   ----   ----   ----   ----
                                                ----   ----   ----   ----   ----

                                                          PERCENT ACCESS LINE
                                                               INCREASE
                                                       -------------------------
                                                       1993   1992   1991   1990
                                                       ----   ----   ----   ----
                                        ACCESS LINES
                                            1993
                                        ------------
                                         (MILLIONS)
                                        ------------
STATES
    Alabama..........................          1.7     3.6    3.0    2.8    3.4
    Florida..........................          5.1     4.0    3.5    3.3    3.7
    Georgia..........................          3.2     4.2    4.6    4.3    3.4
    Kentucky.........................          1.0     2.9    2.9    3.1    1.9
    Louisiana........................          1.9     2.4    2.4    1.9    2.7
    Mississippi......................          1.1     3.4    2.3    2.9    2.9
    North Carolina...................          1.9     4.1    3.7    3.0    2.7
    South Carolina...................          1.2     2.7    3.0    2.8    3.5
    Tennessee........................          2.2     4.0    3.5    3.2    3.5
                                               ---
      Total Lines/Increase...........         19.3     3.7    3.4    3.2    3.2
                                               ---     ----   ----   ----   ----
                                               ---     ----   ----   ----   ----

    Approximately 72% of such lines were in 53 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served by non-affiliated telephone companies, which had approximately 29% of the network access lines in such states on December 31, 1993. BellSouth Telecommunications does not furnish local exchange, access or toll services in the areas served by such companies.

    The following table reflects access minutes of use and toll message volumes for the last five years.

                                                         1993        1992        1991        1990        1989
                                                      ----------  ----------  ----------  ----------  ----------
                                                                              (MILLIONS)
ACCESS MINUTES OF USE:*
  Interstate........................................    53,345.0    50,546.4    47,255.3    44,903.3    41,464.2
  Intrastate........................................    15,260.9    13,994.2    13,237.7    12,119.5    11,252.7
TOLL MESSAGES*......................................     1,251.0     1,280.3     1,387.1     1,457.5     1,462.3

    The number of intraLATA toll messages carried by BellSouth Telecommunications has declined, primarily because of the effect of expanded local area calling plans and competition by others for the

- ------------------------
*Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

provision of toll services. Toll message volumes are expected to decline further as additional intraLATA toll competition is authorized in many of the states served by BellSouth Telecommunications. (See "Competition" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Environment and Trends of the Business -- Volumes of Business.")

LOCAL AND TOLL SERVICES

    Charges for local services for the years ended December 31, 1993, 1992 and 1991 accounted for approximately 48%, 47% and 46%, respectively, of BellSouth Telecommunications' operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications including the following: basic local telephone service provided through the regular switching network; dedicated private line facilities for voice and special services, such as transport of data, radio and video, and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various special and custom calling services.

    BellSouth Telecommunications has the ability to offer certain enhanced services through its network. Such offerings include various forms of data and voice transmission, voice messaging and storage services and gateway communications between customers and information services providers. The extent to which these offerings can be profitably provided will depend on the degree of market acceptance.

    BellSouth Telecommunications provides intraLATA toll services within, but not between, its 38 LATAs. Such toll services provided approximately 9%, 10% and 11% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service ("WATS" or "800" services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video.

    BellSouth Telecommunications is subject to state regulatory authorities in each state in which it provides telecommunications services with respect to intrastate rates, services and other issues. Traditionally, BellSouth Telecommunications' rates were set in each state in its service areas at levels which were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair return on its capital investment. Such a regulatory structure was satisfactory in a less competitive era; however, BellSouth Telecommunications is currently advocating changes to the regulatory processes responsive to the increasingly competitive telecommunications environment. Modified forms of state regulation are in effect in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi and Tennessee.

    Under such modified form of regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns are reached, earnings are "shared" by providing refunds or rate reductions to customers. The amounts of any such excess which may be retained under some plans depend upon attaining mandated service standards, certain productivity improvement provisions or both. Under some plans, if earnings fall below a targeted minimum, additional earnings required to return to the bottom of the allowed range can be obtained through rate increases. Sharing plans are generally subject to renewal after two or three years, and may be subject to modification prior to renewal.

    Despite the potential advantages offered by sharing plans, substantial rate reductions have been incurred in connection with their adoption and operation. Of the states in which these types of plans were in place, BellSouth Telecommunications attained the earnings sharing range in Alabama, Kentucky, Louisiana and Mississippi in 1993.

ALABAMA

    An incentive regulation plan has been in effect in Alabama since December 1988, which provides for a return on average total capital* in the range of 11.65% to 12.30%. If earnings exceed 12.30%, sharing with customers may range from 0% to 50%, depending upon whether certain service and efficiency requirements are met.

    In December 1993, in conjunction with approval of rate adjustments required by its incentive plans, the Alabama Public Service Commission approved a settlement of several outstanding issues. The settlement resulted in a net rate reduction to the Company of $15.72 million.

FLORIDA

    From 1988 through 1992, the Florida incentive plan provided for a return on equity* of 11.5% to 16%, with earnings from 14% to 16% to be shared 40% by BellSouth Telecommunications and 60% by customers. The sharing level was not attained under the plan.

    In 1993, BellSouth Telecommunications filed a petition to extend the existing plan. In January 1994, after extensive proceedings and negotiations between BellSouth Telecommunications, Public Counsel and intervenors, the Florida Public Service Commission approved a settlement that extends incentive regulation through 1996. Among other things, the terms of the settlement provide for rate reductions of $55 million in February 1994, an additional $60 million in July 1994, $80 million in October 1995 and $84 million in October 1996. The settlement provides for other changes in service offerings and tariffs including approximately $21 million in revenue reductions or increased expenses. Basic service rates have been capped at their current levels through 1997, and BellSouth Telecommunications has agreed not to propose any local measured service on a statewide basis through the same time period. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Environment and Trends of the Business -- Regulatory Environment -- State Regulation.")

    The agreement establishes a 1994 return on equity* sharing level of 12% with a cap of 14%, increasing in 1995 to a 12.5% sharing level with a cap of 14.5%. Rates of return beyond 1995 would vary based upon changes in utility bond yields but would change no more than 75 basis points from 1995 levels.

GEORGIA

    The Georgia incentive plan adopted in 1990 provided that BellSouth Telecommunications would retain all earnings up to a 14% return on equity*. Subject to the attainment of service standards and productivity improvement provisions, BellSouth Telecommunications could retain a portion of earnings between 14% and 16%. The plan also provided for a reduction of rates if earnings exceed 14% return on equity, even if the service standards and productivity improvement provisions are met. The amount of any sharing and rate adjustments would depend upon attaining certain service standards and productivity improvements. BellSouth Telecommunications has yet to attain the sharing level under the Georgia plan.

    In December 1993, the Georgia Public Service Commission voted to extend the plan for six months, effective January 1, 1994. Concurrent with the extension, the Commission modified the return on equity at which sharing would occur from 14% to 13%.

 -------------------------
 * As defined in the plan for this state.

KENTUCKY

    Under the Kentucky incentive regulation plan, BellSouth Telecommunications may earn a return on average total capital* in the range of 10.99% to 11.61%. Earnings above 11.61% are subject to sharing. If the return on average total capital falls below 10.99%, 50% of the shortfall may be recovered from customers, and if the return falls below 9.49%, 75% of the shortfall may be recovered. BellSouth Telecommunications achieved the sharing level during 1993 and reduced rates by $6.4 million in June. This plan will be reviewed by the Kentucky Public Service Commission later in 1994.

LOUISIANA

    In February 1992, in settlement of several years of regulatory and judicial proceedings, BellSouth Telecommunications and the Louisiana Public Service Commission agreed to a three year incentive regulation plan providing for an immediate $55.0 million refund, a rate reduction of $31.4 million and an authorized return on investment* in the range of 10.7% to 11.7%, with sharing of earnings above 11.7% and below 12.7%. Based on 1992 results, BellSouth Telecommunications reduced rates by $13.8 million in February and $7.8 million in August 1993, reflecting its sharing obligation under the new plan. In January 1994, BellSouth Telecommunications filed a petition with the Louisiana Commission requesting a price regulation plan. No hearings have been scheduled on this proposal.

MISSISSIPPI

    In June 1990, the Mississippi Public Service Commission authorized implementation of an incentive plan that includes a return on average net investment* ranging from 10.74% to 11.74% and provides that earnings above 11.74% and shortfalls below 10.74% would be shared with customers on a 50/50 basis. Rate reductions totaling $22.8 million on an annual basis were required prior to implementation of the plan.

    Additional revenue reductions in the amount of $12.8 million related to intrastate access and area calling plan impacts became effective in January 1993. In June 1993, the Mississippi Commission renewed, through July 1, 1995 the incentive plan and ordered BellSouth Telecommunications to reduce rates, effective July 1993, based on a targeted 11.24% return.

    Legislation has recently been passed in Mississippi which would allow price regulation.

NORTH CAROLINA

    In 1989, legislation was enacted in North Carolina authorizing the North Carolina Public Service Commission to consider alternative forms of regulation. No specific proposal has been approved or is pending. The North Carolina Commission reviews BellSouth Telecommunications' rates annually.

    In November 1993, the Commission approved one-time depreciation reserve deficiency amortizations of $28.5 million and $25 million in 1993 and 1994, respectively.

SOUTH CAROLINA

    In August 1991, the South Carolina Public Service Commission authorized implementation of an incentive plan providing for a return on equity* ranging from 12.0% to 16.5%, and the sharing of earnings between 14.0% to 16.5%, on a 50/50 basis with customers. However, in August 1993, the South Carolina Supreme Court ruled that the South Carolina Commission lacked the statutory authority to approve incentive regulation plans. Legislation has been proposed in South Carolina which would permit the Commission to adopt alternative forms of regulation, including price regulation. In the interim, traditional rate of return regulation is in effect.

TENNESSEE

    In August 1993, the Tennessee Public Service Commission approved a three year revised incentive regulation plan which lowered the sharing range as a percentage return on average net investment* from 11.0% - 12.2% to 10.65% - 11.85%. Earnings between 11.85% - 15.85% must be shared
 -------------------------
 * As defined in the plan for this state.

with ratepayers in varying degrees, depending on the quality of service. The plan also provides for rate increases to cover up to 60% of the amount by which earnings fall below 10.65%. The Tennessee Commission's decision was appealed by several intervenors to the Tennessee Court of Appeals. The appeal, which is pending, challenges the validity of the Commission's order and its rate of return finding.
                            ------------------------

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before state regulatory bodies which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with affiliates. No assurance can be given as to the outcome of any such matters.

ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the communications networks of Interexchange Carriers with the equipment and facilities of subscribers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications.

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 29% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1993, 1992 and 1991, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network. In addition, an interstate monthly subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month.

    In October 1990, the FCC authorized an alternative to traditional rate of return regulation called "price caps," effective January 1, 1991, which is mandatory for certain local exchange carriers ("LECs"), including BellSouth Telecommunications and the other Operating Telephone Companies. In contrast to traditional rate of return regulation, price caps limits the prices telephone companies can charge for their services. The price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. The FCC expects price cap regulation to provide LECs with enhanced incentives to increase productivity and efficiency. Concurrent with the implementation of price caps, the FCC reduced the allowed rate of return on interstate operations from 12.0% to 11.25%.

    Those LECs which operate under price caps are allowed to elect annually by April 1 a productivity offset factor of 3.3% or 4.3%. If the lower offset is chosen, such carriers will be allowed to earn up to a 12.25% overall rate of return without sharing. If such carriers earn between 12.25% and 16.25%, half of the earnings in this range will be flowed through to customers in the form of a lower price cap index in the following year. All earnings over 16.25% would be flowed through to customers. If such carriers elect a 4.3% productivity offset, all earnings below 13.25% may be retained, earnings up to 17.25% would be shared and earnings over 17.25% would be flowed through to customers. BellSouth Telecommunications elected to operate under the 3.3% productivity offset factor for the period July 1, 1993 through June 30, 1994 and intends to elect the same factor for the ensuing annual period.

    In February 1994, the FCC initiated its review of the price cap plan described in the preceding paragraph. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. BellSouth Telecommunications believes and will advocate that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets. Any changes to the current plan are expected to be effective January 1, 1995 or soon thereafter.

    State regulatory commissions have jurisdiction over charges related to the provision of access to the Interexchange Carriers to complete intrastate telecommunications. The state commissions have authorized BellSouth Telecommunications to collect access charges from the Interexchange Carriers and, in several states, from customers.

    Open Network Architecture ("ONA") plans, permitting all users of the basic network to interconnect to specific basic network functions and interfaces on an unbundled and equal access basis for the provision of enhanced services, will eliminate the FCC requirement that certain enhanced telecommunications services be offered only through a separate subsidiary. The plans may be implemented when ONA tariffs filed with the FCC become effective and are filed with the states in which ONA services will be offered and the FCC is notified by the company that it is prepared to offer the ONA services described in its plan. In November 1992, BellSouth Telecommunications filed a Notice of Initial ONA Implementation and Petition for Removal of Structural Separation Requirement (the "Notice"). The Notice informed the FCC of BellSouth Telecommunications' completion of the required steps for initial ONA implementation and asked the FCC to remove the structural separation requirements imposed on enhanced services offerings. The FCC granted the petition for structured relief in July 1993.

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before the FCC which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with affiliates. No assurance can be given as to the outcome of any such matters.

BILLING AND COLLECTION SERVICES

    BellSouth Telecommunications provides, under contract and/or tariff, billing and collection services for certain long distance services of AT&T and several other Interexchange Carriers. The agreement with AT&T has been extended through 1996, subject to the right of AT&T to assume billing and collection for certain of its services prior to the expiration of the agreement. Revenues from such services are expected to decrease as AT&T and other carriers assume more direct billing for their own services.

OPERATOR SERVICES

    Directory assistance and local and toll operator services are provided by BellSouth Telecommunications in its service areas. Toll operator services include alternate billing arrangements, such as collect calls, third number billing, person-to-person and calling card calls; dialing instructions; pre-billed credit; and rate information. In addition, directory assistance is provided for some Interexchange Carriers which do not directly provide such services for their own customers.

                           OTHER BUSINESS OPERATIONS

Directory Publishing Fees

    A percentage of the billed revenues from directory advertising operations of BellSouth Advertising & Publishing Corporation, a wholly-owned subsidiary of BellSouth, are paid as publication fees to BellSouth Telecommunications for publishing rights and other services in its franchise areas. Such fees amounted to approximately $616, $598, and $580 million in 1993, 1992 and 1991, respectively.

SELLING, LEASING AND MAINTAINING EQUIPMENT

    Through its subsidiaries, BellSouth Telecommunications sells, leases and maintains CPE, computers and related office equipment. The Holding Companies, AT&T and other substantial enterprises compete in the provision of CPE and other services and products.

                                  COMPETITION

General

    BellSouth Telecommunications is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies which have substantial capital, technological and marketing resources.

    Developments during 1993 indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries will enable companies to provide multiple forms of communications offerings.

    Current policies of Congress and the FCC strongly favor lowering legislative and regulatory barriers to competition in the telecommunications industry. Accordingly, the nature of competition which BellSouth Telecommunications will face will depend to a large degree on regulatory actions at the state and federal levels, decisions with respect to the MFJ and possible state and federal legislation.

NETWORK AND RELATED SERVICES

LOCAL SERVICE

    Many services traditionally provided exclusively by the LECs have been deregulated, detariffed or otherwise opened for competition. For example, some carriers and other customers with concentrated, high usage characteristics are utilizing shared tenant services, private branch exchange (PBX) systems which are owned by customers and provide internal switching functions without using BellSouth Telecommunications' central office facilities, private line services and other telecommunications links which bypass the switched networks of BellSouth Telecommunications. An increasing number of private voice and data communications networks utilizing fiber optic lines have been and are being constructed in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, which will offer certain high volume users a competitive alternative to the public and private line offerings of the LECs. In addition, the existing networks of cable television systems are capable of carrying two-way interactive data messages and can be configured to provide voice communications. Furthermore, wireless services, such as cellular telephone and paging services and PCS services when operational increasingly compete with wireline communications services.

    BellSouth Telecommunications is presently vulnerable to bypass to the extent that its access charges reflect subsidies for other services. Although BellSouth Telecommunications believes that bypass has already occurred to a significant degree in its nine-state area, it is difficult to quantify the lost revenues since customers are not required to report to the telephone companies the components of their telecommunications systems. In general, telephone company telecommunications services in highly concentrated population and business areas are more vulnerable to bypass.

    MCI Communications Corporation has announced long range plans to invest more than $20 billion to create and deliver a wide array of communications services. Included in these plans is an investment of $2 billion to construct local networks in major United States cities, including Atlanta, Georgia and other cities in the Southeast. MCI has stated that it would connect directly to customers and provide alternative local voice and data communications services. Local service competition from MCI could emerge in Atlanta by mid-1994.

    AT&T has announced an agreement to acquire McCaw Communications, Inc., the largest domestic cellular communications company, which serves customers in 10 cities in BellSouth Telecommunications local wireline territory. Furthermore, alliances are also being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States, e.g., U S West, Inc./Time Warner Entertainment Co. L.P., Southwestern Bell Corp./

Cox Cable Communications and NYNEX Corporation/Viacom, Inc. As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is increasingly likely that BellSouth Telecommunications will face competition within its region from the other Holding Companies through their cable television venture arrangements.

    U S West and Time Warner have announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that will compete with the incumbent local exchange carriers. The first of these full-service networks is being built in Orlando, Florida and is expected to begin offering services this year. Tele-Communications, Inc. has announced plans to offer similar services in South Florida and Louisville, Kentucky.

ACCESS SERVICE

    The FCC has adopted rules requiring local exchange carriers to offer expanded interconnection for interstate special and switched transport. BellSouth Telecommunications will be required to permit competitive carriers and customers to terminate their own transmission facilities in its central office buildings. Virtual collocation agreements may also be negotiated between carriers. Various aspects of these rules have been challenged by a number of carriers including BellSouth Telecommunications. The effects of the rules would be to increase competition for access transport. It is uncertain whether the local exchange carriers will receive the pricing flexibility necessary to compete effectively with alternative access providers.

TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code ("10XXX") which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The Kentucky Commission has concluded that competing carriers should be allowed to provide intraLATA toll presubscribed calling with a single digit access code (1+ or 0+) but is considering how and when such authorization should be implemented.

PERSONAL COMMUNICATIONS SERVICES (PCS)

    The FCC is currently putting a licensing process in place that will allocate 160 megahertz for broadband PCS, with 120 megahertz being given to licensed operators, 20 megahertz reserved for unlicensed voice operations and 20 megahertz reserved for unlicensed data operations. The FCC is developing rules to award the licensed spectrum on an auction basis, with up to 7 licenses per geographic area. It is anticipated that the auctions could begin as early as the Fall of 1994. The federal government hopes to raise $10 billion auctioning off the PCS spectrum. BellSouth has conducted several trials of PCS-like services under experimental licenses from the FCC, but has made no final determination of the scope of its participation in the PCS licensing auctions. It is anticipated that substantial capital would be required to bid on licenses and to construct the systems should BellSouth Telecommunications elect to participate. Although the exact nature and scope of the services to be offered by PCS service providers has yet to be determined, BellSouth Telecommunications anticipates that its local wireline and telephone business may experience additional competition from PCS service providers in the future.

BELLSOUTH TELECOMMUNICATIONS COMPETITIVE STRATEGY

REGULATORY AND LEGISLATIVE CHANGES

    The states in BellSouth Telecommunications' service area currently provide for some form of regulation of earnings, a regulatory framework that BellSouth Telecommunications believes is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth Telecommunications' primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory process, BellSouth Telecommunications believes that price regulation, whereby prices of basic local exchange service are directly regulated and prices for other products and services are based on market factors, is a logical progression toward regulatory flexibility and is fair to consumers. As such, BellSouth Telecommunications intends to pursue implementation of price regulation plans through filings with state regulatory commissions or through legislative initiatives.

    BellSouth Telecommunications is also seeking relief in the courts and before Congress and regulatory agencies from current laws, regulations and judicial restrictions (including the MFJ) for the provision of voice, data and video communications throughout its wireline service territory and elsewhere. It is furthermore advocating legislative and regulatory initiatives which would eliminate or modify restrictions to its current and future business offerings. (See "Legislation.") Competitors and other interest groups with substantial resources oppose many of these initiatives. The ultimate outcome and timing of any relief obtained cannot be predicted with certainty.

    Technological changes and the effects of competition reduce the economic useful lives of BellSouth Telecommunications' fixed assets. As competition increases in both the exchange access and local exchange markets, the economic lives of related properties should continue to decrease. Therefore, BellSouth Telecommunications is examining the rates of depreciation of fixed assets authorized by the FCC and state regulatory commissions to ensure that these rates are adequate to recover fixed asset costs in a timely fashion. The FCC and the state commissions represcribe depreciation rates for BellSouth Telecommunications at three-year intervals.

ENTRY INTO NEW MARKETS

    Notwithstanding the risks associated with increased competition, BellSouth Telecommunications will have the opportunity to benefit from entry into new business markets. BellSouth Telecommunications believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses. These offerings may include information services, interactive communications and cable television and other entertainment services.

RESTRUCTURING

    BellSouth Telecommunications is restructuring its telephone operations by streamlining its fundamental processes and work activities to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs, permit more rapid introduction of new products and services and reduce costs. A primary objective of this restructuring is the plan to downsize BellSouth Telecommunications' workforce by 10,200 by the end of 1996.

                                  LEGISLATION

    There are a number of bills pending in Congress that, if enacted into law, could significantly affect BellSouth Telecommunications' business operations and opportunities. The provisions of the bills set the terms, conditions, obligations and time frames under which the Operating Telephone Companies would be permitted 1) to offer interLATA services, 2) to manufacture CPE, 3) to manufacture and provide telecommunications equipment, 4) to provide video programming in their telephone service territories and 5) to offer electronic publishing services or alarm monitoring services. They also would address the need to preserve universal service in a competitive telecommunications marketplace and would preempt state laws prohibiting competition for intrastate telephone services. In the House of Representatives, these items are addressed in the provisions of two bills, H.R. 3626 and H.R. 3636. In the Senate, they are contained in S.1822. H.R. 3636 as currently drafted also specifies that a Federal/ State Joint Board should require that large carriers like BellSouth Telecommunications be subject to alternative or price regulation rather than traditional rate of return regulation.

    The  House  has held  several hearings  on  the House  bills, and  the House
Judiciary Committee and the House Energy and Commerce Committee have each adopted a version of H.R. 3626, and the House Energy and Commerce Committee has adopted H.R. 3636. The Rules Committee will decide how and when these bills will proceed to the floor of the House.

                            RESEARCH AND DEVELOPMENT

    The services and products of BellSouth Telecommunications are in a highly technological field. BellSouth Telecommunications has expended $43.2, $46.3, and $42.0 million in 1993, 1992 and 1991, respectively, on company-sponsored research and development activities. The majority of this activity is conducted at Bell Communications Research, Inc. ("Bellcore"), one-seventh of which is owned by BellSouth, through BellSouth Telecommunications, with the remainder owned by the other Holding Companies. Bellcore provides research and development and other services for its owners and is the central point of contact for coordinating the Federal government's telecommunications requirements relating to national security and emergency preparedness.

                            LICENSES AND FRANCHISES

    BellSouth Telecommunications' local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BellSouth Telecommunications does business. These certificates provide for a franchise of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates.

    BellSouth Telecommunications owns or has licenses to use all patents, copyrights, licenses, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights which would materially and adversely affect BellSouth Telecommunications or its subsidiaries.

                                   EMPLOYEES

    On December 31, 1993, 1992, and 1991 BellSouth Telecommunications employed approximately 81,400, 82,900 and 82,200 persons, respectively. About 73% of these employees at December 31, 1993 were represented by the Communications Workers of America (the "CWA"), which is affiliated with the AFL-CIO.

    In September 1992, the CWA ratified new three-year contracts with BellSouth Telecommunications covering about 58,000 employees. These contracts included provisions for wage increases, a cost-of-living adjustment and an increase in the team incentive award that will total an estimated 11.3% over the three year contract period.

    In November, 1993, BellSouth Telecommunications announced plans to reduce its work force by approximately 10,200 employees by the end of 1996 through normal attrition, transitional programs, other voluntary options and involuntary separations.

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth Telecommunications' properties do not lend themselves to description by character and location of principal units. BellSouth Telecommunications' investment in property, plant and equipment consisted of the following at December 31:

                                                                       1993         1992
                                                                    -----------  -----------
Outside Plant.....................................................         46%          47%
Central Office Equipment..........................................         37%          36%
Land and Buildings................................................          7%           7%
Station Equipment.................................................          2%           2%
Other.............................................................          8%           8%
                                                                          ---          ---
                                                                          100%         100%
                                                                          ---          ---
                                                                          ---          ---

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets while the remainder are on or under private property. Central office equipment consists of analog switching equipment, digital electronic switching equipment and circuit equipment. Land and buildings are occupied principally by central offices. Station equipment consists of embedded intrasystem wiring, substantially all of which is on the premises of customers.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings and on land owned by BellSouth Telecommunications. Many garages, business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems that provide a wider variety of services than their mechanical predecessors. The BellSouth Telecommunications network is in transition from an analog to a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services.

                               PROPERTY ADDITIONS

    Property additions include gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use. In the case of constructed assets, an amount related to the cost of debt and equity used in the construction of an asset is capitalized as part of the asset when the construction period is in excess of one year. Property additions also include assets acquired by means of entering into a capital lease agreement, gross additions to operating lease equipment and reused materials.

    Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further improve such services. The total investment in telephone plant has increased from about $32,877 million at January 1, 1989 to about $40,102 million at December 31, 1993, including the effects of retirements and property transferred at divestiture, but not including deductions of accumulated depreciation at either date.

    BellSouth Telecommunications' property additions since January 1, 1989, were approximately as follows:

                                           MILLIONS
                                           ---------
1989.....................................  $   3,036
1990.....................................  $   3,055
1991.....................................  $   2,890
1992.....................................  $   2,927
1993.....................................  $   3,060

    In 1993, BellSouth Telecommunications generated substantially all of its funds for property additions internally; substantially all of such property additions are expected to be financed through internally generated funds in 1994.

    BellSouth Telecommunications currently projects property additions to be approximately $3,000 million for 1994. The continued modernization of BellSouth Telecommunications' network is necessary to meet the needs of customers and competitive demands. (See "Competition.") Population and economic expansion is projected by BellSouth Telecommunications in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions in the POR. As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BST has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1993, BST's recorded liability related primarily to remediation of these sites was $35.5 million.

    BellSouth Telecommunications continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth Telecommunications' recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth Telecommunications continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not be material.

ITEM 3.  LEGAL PROCEEDINGS

    The MFJ and the related POR provide for the recognition and payment of liabilities by AT&T and the Operating Telephone Companies that are attributable to pre-divestiture events but that did not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Contingent liabilities that are attributable to pre-divestiture events are shared by AT&T and the Operating Telephone Companies in accordance with formulae prescribed by the POR, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. BellSouth Telecommunications' share of these liabilities to date has not been material to its financial position or results of operations for any period.

    BellSouth Telecommunications and its subsidiaries are subject to numerous claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct and other matters. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of BellSouth Telecommunications, any financial impact to which BellSouth Telecommunications is subject is not expected to be material in amount to BellSouth Telecommunications' operating results or its financial position.

                                    PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                              1993         1992         1991         1990         1989
                                            ---------    ---------    ---------    ---------    ---------
                                                                (DOLLARS IN MILLIONS)
Operating Revenues.......................    $13,580      $13,182      $12,768      $12,762      $12,346
Operating Expenses (1)...................     11,591       10,258       10,046        9,859        9,419
                                            ---------    ---------    ---------    ---------    ---------
Operating Income.........................      1,989        2,924        2,722        2,903        2,927
Interest Expense.........................        562          583          650          626          652
Other Income, net........................         21           75            1           27           21
Provision for Income Taxes...............        461          801          647          708          691
Extraordinary Loss, net of tax...........       (87)         (41)        --           --            (22)
Accounting Change, net of tax............       (65)        --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------
  Net Income.............................      $ 835      $ 1,574      $ 1,426      $ 1,596      $ 1,583
                                            ---------    ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------    ---------
Total Assets.............................    $27,095      $26,442      $26,322      $26,511      $26,447
Capital Expenditures.....................    $ 2,995      $ 2,846      $ 2,747      $ 2,938      $ 2,987
Long-Term Debt...........................    $ 6,547      $ 6,336      $ 6,403      $ 6,440      $ 6,433
Ratio of Earnings to Fixed Charges (2)...       3.17         4.53         3.86         4.23         4.15
Return to Average Common Equity..........       7.32%       13.78%       12.49%       14.13%       14.40%
Debt Ratio at End of Period..............      41.29%       38.46%       38.17%       37.83%       38.38%
Employees................................     81,415       82,866       82,245       85,967       86,728
Business Volumes (In Millions): (3)
Network Access Lines in Service:
  Residence..............................       13.7         13.3         12.9         12.6         12.2
  Business...............................        5.4          5.1          4.8          4.6          4.4
  Other..................................         .2           .2           .3           .3           .3
                                            ---------    ---------    ---------    ---------    ---------
    Total................................       19.3         18.6         18.0         17.5         16.9
                                            ---------    ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------    ---------
Access Minutes of Use:
  Interstate.............................   53,345.0     50,546.4     47,255.3     44,903.3     41,464.2
  Intrastate.............................   15,260.9     13,994.2     13,237.7     12,119.5     11,252.7
Toll Messages............................    1,251.0      1,280.3      1,387.1      1,457.5      1,462.3

- ------------------------
(1) Operating Expenses for 1993 include a charge for restructuring of $1,136.4, which reduced net income by $696.6. See Note J to the Consolidated Financial Statements.
(2) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of total interest expense and such portion of rental expense representative of the interest factor on such rentals.
(3) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               (Dollars in Millions)

RESULTS OF OPERATIONS -- 1993 RESULTS COMPARED TO 1992

    BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") reported net income of $835.0 for the year ended December 31, 1993, a decrease of $739.3 (47.0%) compared to 1992. The decrease was primarily attributable to a charge of $696.6 for the restructuring of telephone operations (see Note J). Other charges in 1993 that contributed to the decrease were $86.6 for debt refinancings (see Note E), $64.8 for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 (see Note H), $47 for the initial impact of a regulatory settlement in Florida, approximately $24 related to the increase in the Federal statutory income tax rate for corporations, exclusive of the tax benefit associated with the restructuring charge, and approximately $25 associated with severe weather conditions during first quarter 1993. The decreases were also attributable in part to the inclusion in 1992's results of gains of $39.5 and $32.9, respectively, from the settlement of a Federal income tax matter and the settlement of prior year regulatory issues. The 1993 decreases were partially offset by overall growth of operating revenues, driven by an improvement in key business volumes, and the inclusion in 1992 of charges for debt refinancing and Hurricane Andrew.

OPERATING REVENUES

    Operating Revenues increased $397.5 (3.0%) in 1993 compared to 1992 primarily due to a $341.3 (5.5%) increase in Local Service revenue and smaller increases in Interstate Access, Intrastate Access and Other revenues. These increases were partially offset by a $29.3 (2.3%) decrease in Toll revenues.

    See "Volumes of Business."

                                               1993        1992      % CHANGE
                                            ----------  ----------  ------------
Local Service.............................    $6,577.3    $6,236.0        5.5%

    Local service revenues reflect amounts billed to customers for local exchange services, which include connection to the network and secondary central office feature services, such as custom calling features and custom dialing packages. (Paging and other mobile service revenues and revenues from cellular interconnection are included in Other operating revenues for both periods presented.)

    The increase in 1993 revenues of $341.3 (5.5%) was primarily attributable to an increase of 683,000 access lines since December 31, 1992 and a $42.0 increase from secondary central office services. In addition, the effects of a $27.9 refund in Florida during 1992 and revenue shifts from toll to local due to expanded local area calling plans, including a plan implemented in Louisiana in 1992, contributed to the increase in 1993 (see "Toll"). The increase in revenues from local area calling plans is primarily attributable to access line growth.

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Interstate Access.........................    $2,991.2    $2,945.6        1.5%

    Interstate access revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states. Interstate access revenues increased $45.6 (1.5%) in 1993. The increase for 1993 reflects increased rates effective July 1, 1993 in conjunction with the selection of a 3.3% productivity offset factor under the Federal Communications Commission's ("FCC") price cap plan, growth in minutes of use and increases in end user charges attributable to growth in the number of access lines in service. The effect of these increases was substantially offset by decreased net settlements with the National Exchange Carriers Association and revenue deferrals under the FCC's price cap plan. Since BellSouth Telecommunications' earnings are currently in the sharing range of the FCC's price cap plan and because of other factors, significant revenue growth in this category is not likely.

    See "Operating Environment and Trends of the Business."

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Intrastate Access.........................      $881.9      $871.8         1.2  %

    Intrastate access revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. Revenues increased $10.1 (1.2%) in 1993. The increase, due primarily to growth in minutes of use, was substantially offset by rate reductions since December 31, 1992.

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Toll......................................    $1,219.5    $1,248.8       (2.3%)

    Toll revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service ("WATS" or "800" services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $29.3 (2.3%) in 1993. The decrease reflects rate reductions since December 31, 1992 and a decline in toll message volumes largely attributable to the expansion of local area calling plans which have the effect of shifting revenues from Toll to Local Service. The decrease was partially offset by revenue increases due to optional calling plans and independent company settlements. The overall decline in toll revenues is expected to continue over the long term.

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Other.....................................    $1,909.7    $1,879.9        1.6%

    Other revenues include revenues from publishing rights fees, customer premises equipment sales and maintenance services, billing and collection services, cellular interconnect services and other nonregulated services (primarily inside wire services). Other revenues increased $29.8 (1.6%) in 1993 primarily due to an increase in publishing rights fees and revenues from nonregulated services, due in part to higher demand. Billing and collection revenues also increased due to the effect of nonrecurring adjustments; however, such revenues are expected to decline over the long term due to interexchange carriers' assuming more direct billing for their own services. The overall increase was offset by the effect of reclassifying in 1992 a $27.9 Florida refund to ratepayers from Other revenues to Local Service and the inclusion in 1992 of $52.7 for the settlement of prior year regulatory issues.

OPERATING EXPENSES

    Operating expenses increased $1,332.0 (13.0%) during 1993 primarily due to a pre-tax charge of $1,136.4 for restructuring of the telephone operations. Adjusted for the effect of the restructuring charge, Operating expenses increased $195.6 (1.9%) due to expenses associated with improved business volumes, higher levels of salaries and wages, a regulatory settlement in Florida, and expenses attributable to severe weather conditions in the first quarter of 1993. The increase was partially offset by decreased overtime compensation and the inclusion in 1992 of expenses related to Hurricane Andrew.

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Cost of Services and Products.............    $5,169.4    $5,050.6        2.4%

    Cost of Services and Products includes operating expenses associated with network support and maintenance of telecommunications property, plant and equipment, material and supplies expense, cost of tangible goods sold and other expenses associated with the cost of providing services. Cost of services and products increased $118.8 (2.4%) during 1993. This increase was due to increased expenses associated with volume growth, approximately $40 of expenses related to severe weather conditions during first quarter 1993, network service improvement activities, higher levels of base salary and wage expenses resulting from annual increases for management and craft employees and an increase in employee benefits expense, including amounts reclassified from Selling, General and Administrative. The increase in employee benefits expense was driven by the higher overall cost of medical services and an increase of $26 due to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," partially offset by a decrease in pension expense. Pension expense is expected to decrease further in 1994 due primarily to the effect of modifying the benefit level under the recently adopted cash balance pension plan for management employees and reevaluating certain actuarial assumptions (see Note H). Other postretirement benefit expenses for 1994 are expected to increase due to the effect of changes in certain actuarial assumptions. The overall expense increase for 1993 was partially offset by reduced expenses for overtime compensation, rents, software license fees and expenses related to Hurricane Andrew reflected in 1992.

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Depreciation..............................    $2,900.0    $2,859.9        1.4%

    Depreciation expense increased $40.1 (1.4%) during 1993. The increase was partially attributable to higher levels of property, plant and equipment since December 31, 1992 resulting from continued growth in the customer base and approximately $20 of additional depreciation expense related to extraordinary property retirements in conjunction with a regulatory settlement in Florida. Higher intrastate depreciation rates for Mississippi and higher interstate depreciation rates for Alabama, Kentucky, Louisiana, Mississippi and Tennessee, all retroactive to January 1, 1993, also contributed to the increase. The 1993 increase was partially offset by the continued expiration of inside wire and reserve deficiency amortizations and reduced depreciation expense in Florida and Alabama resulting from represcription.

                                               1993        1992       % CHANGE
                                            ----------  ----------  ------------
Selling, General and Administrative.......    $2,384.7    $2,348.0        1.6%

    Selling, General and Administrative expenses include operating expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. Also included are the provision for uncollectibles and research and development costs.

    Selling, General and Administrative expenses increased $36.7 (1.6%) in 1993. The increase was primarily attributable to approximately $55 for the initial impact of a regulatory settlement in Florida, higher levels of salaries, wages and taxes other than income taxes and an increase of $11 due to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The 1993 increase was partially offset by the effect of a reclassification of certain benefit expenses to Cost of Services and Products and a decrease in advertising expense.

                                               1993        1992     % CHANGE
                                            ----------  ----------  ---------
Restructuring Charge......................    $1,136.4      --         --

    During 1993, BellSouth Telecommunications recognized a business restructuring charge of $1,136.4. The restructuring is being undertaken to redesign and streamline the fundamental processes and work activities of the telephone operations to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs, permit more rapid introduction of new products and services and reduce costs.

    As a part of the restructuring, BellSouth Telecommunications plans to consolidate and centralize its existing operations. BellSouth Telecommunications plans to establish a single point of contact and accountability for the receipt, analysis and resolution of customer installation, repair activities and service activation. As a result, 288 existing operations centers will be consolidated into 80 locations. Data management centers used to support company operations will be reduced from 11 to 6. In addition, customer service processes and systems will be designed to provide one-number access, specific appointment times, on-line and real-time access to customer records and immediate service activation where facilities are already in place.

    The material components of the $1,136.4 charge relate to the downsizing of the existing workforce by 10,200 employees through 1996. These components include $368.2 for separation payments and relocations of remaining employees, $342.8 for the consolidation and elimination of certain operations facilities and $425.4 for enabling changes to information systems, primarily those used to provide services to existing customers.

    Substantially all of the restructuring charge is expected to require cash payments in future periods. Exclusive of capital requirements, cash payments related to restructuring for 1994, 1995 and 1996 are expected to be approximately $500, $350 and $220, respectively. In addition, future capital expenditures associated with the overall restructuring are estimated to be approximately $650. The cash requirements associated with the restructuring activities, including related capital expenditures, will be provided primarily from BellSouth Telecommunications' operations and, if necessary, from external sources.

    BellSouth Telecommunications reduced its overall workforce by approximately 1,300 employees in 1993 following implementation of the restructuring plan. Workforce reductions for 1994, 1995 and 1996 are expected to be approximately 3,700, 2,900 and 2,300, respectively. BellSouth Telecommunications expects that the restructuring will result in cost savings beginning in 1994 due to the workforce reductions. Once the restructuring is completed, annual cost savings are expected to be approximately $600 due primarily to reduced employee-related expenses.

                                                     1993        1992       % CHANGE
                                                  ----------  ----------  -------------
Interest Expense................................      $562.6      $583.3         (3.5  %)

    Interest expense includes interest on debt, certain other accrued liabilities and capital leases, offset by allowance for funds used during construction, which is capitalized as a cost of installing equipment and constructing plant. Interest expense decreased $20.7 (3.5%) in 1993. The decrease was due primarily to a decline in interest rates on borrowings, both short and long term, including the impact of refinancings of long-term debt at lower interest rates. The decrease was offset by a higher average level of short-term borrowings. (See Notes E and K.)

                                                     1993        1992       % CHANGE
                                                  ----------  ----------  -------------
Other Income, net...............................       $21.4       $75.5        (71.7  %)

    Other income, which primarily includes interest and dividend income, decreased $54.1 (71.7%) during 1993 due to the inclusion in 1992 of $56.6 of interest income that resulted from a tax settlement with the Internal Revenue Service.

                                                     1993        1992       % CHANGE
                                                  ----------  ----------  -------------
Provision for Income Taxes......................      $461.5      $800.8        (42.4  %)

    Income tax expense decreased $339.3 (42.4%) in 1993 due to the impact of the restructuring charge, which reduced tax expense by $439.8. The decrease was partially offset by the impact of the Omnibus Budget Reconciliation Act of 1993, including the increase in the Federal statutory income tax rate for corporations, which, exclusive of the tax benefit associated with the restructuring charge, increased tax expense by approximately $24.

    BellSouth Telecommunications' effective tax rates were 31.9% and 33.1% in 1993 and 1992, respectively. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note L. A discussion of the adoption of SFAS No. 109, "Accounting for Income Taxes," also is included therein.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services and other issues. While the states in BellSouth Telecommunications' service area currently provide for some form of regulation of earnings, as discussed below, BellSouth Telecommunications believes that the existing regulatory framework is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth Telecommunications' primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory process, BellSouth Telecommunications believes that price regulation, whereby prices of basic local exchange service are directly regulated and prices for other products and services are based on market factors, is a logical progression in regulatory flexibility and is fair to consumers. As such, BellSouth Telecommunications intends to pursue implementation of price regulation plans through filings with state regulatory commissions or through legislative initiatives.

    STATE REGULATION

    Seven of the nine states in which BellSouth Telecommunications operates are now under some alternative form of regulation other than traditional rate of return regulation. The seven states are Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi and Tennessee. These state plans are designed to provide BellSouth Telecommunications with economic incentives to improve cost controls and general efficiency in the form of shared earnings over benchmark rates of return. The plans in Georgia and Kentucky are scheduled to expire in 1994. BellSouth Telecommunications attained the earnings sharing range in Alabama, Kentucky, Louisiana and Mississippi at certain times during 1993.

    For a part of 1993, South Carolina also operated under a form of alternative regulation. However, in August 1993, the South Carolina Supreme Court ruled that the South Carolina Public Service Commission (the "SCPSC") lacked the statutory authority to approve incentive regulation plans of the type under which BellSouth Telecommunications had been operating since 1992. Legislation has been proposed in South Carolina which would permit the SCPSC to adopt alternative forms of regulation including price regulation. In the interim, traditional rate of return regulation is in effect in South Carolina.

    In January 1994, the Florida Public Service Commission approved a settlement reached by BellSouth Telecommunications and Florida's Office of Public Counsel related to pending rate proceedings initially filed by BellSouth Telecommunications in July 1992 and other consolidated matters. This settlement ended outstanding rate case and consolidated issues in Florida and extended the incentive regulation plan through at least 1996. Under the terms of the settlement, BellSouth Telecommunications was required to recognize in 1993 business all remaining deferred expenses related to Hurricane Andrew and to record expenses associated with extraordinary asset retirements, also related to Hurricane Andrew. The aggregate impact of these items was approximately $75, which reduced BellSouth Telecommunications' net income for 1993 by approximately $47. The terms of the settlement also required BellSouth Telecommunications to reduce rates by $55 in February 1994 and will require reductions of an additional $60 in July 1994, $80 in October 1995 and $84 in October 1996. The settlement provides for other changes in service offerings and tariffs including approximately $21 in revenue reductions or increased expenses. Certain other service rates have been capped at their current levels through 1997, and BellSouth Telecommunications has agreed not to propose any local measured service on a statewide basis through the same time period.

    FEDERAL REGULATION

    At the national level, BellSouth Telecommunications has been operating under price cap regulation since January 1, 1991. In contrast to regulation which limits the rate of return that can be achieved, price cap regulation limits the prices telephone companies can charge for use of their services. The current FCC plan allows for the sharing of earnings over a benchmark range of earnings. This benchmark is dependent upon the productivity offset factor chosen annually by the carrier. During the price cap plan's annual election period in 1993, BellSouth Telecommunications selected a productivity offset factor of 3.3% which increased access rates more than they would otherwise have been had the 4.3% factor been selected; however, selection of this lower productivity factor provides for a lower allowed return before sharing is required. As of December 31, 1993, BellSouth Telecommunications' recorded liability for estimated sharing was $45.6.

    In February 1994, the FCC initiated its review of the current price cap plan. Under a notice of proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price cap regulation, the operation of price caps, and the transition of local exchange services to a fully competitive market. BellSouth Telecommunications believes and will advocate that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets. Any changes to the current plan are expected to be effective January 1, 1995 or soon thereafter.

    ECONOMY. The nine-state region served by BellSouth Telecommunications' wireline telephone business, as a whole, posted solid economic gains in 1993, while continuing economic slumps on the West Coast and in the Northeast kept the national economy sluggish for much of the year. Employment growth averaged 2.1% in the region in 1993, slower than the 4% annual rate experienced in the 1980's, but still above the national average of 1.6%. Manufacturing employment in the region grew slightly during 1993 while the nation lost approximately 180,000 manufacturing jobs. Services employment increased about 4% to lead the region's growth. Employment growth is expected to improve further in 1994. Residential construction growth moved back above pre-recession levels with housing starts in the region up 12% over the year. Housing demand is expected to remain strong in 1994. The region's relatively strong economy along with its attractive climate have kept net in-migration near 400,000 per year, boosting the demand for telecommunications services. However, increasing competition makes BellSouth
Telecommunications' financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive environment and greater elasticity in demands for its products and services.

    VOLUMES OF BUSINESS.

    Network Access Lines in Service at December 31 (Thousands):

                                                     1993        1992       % CHANGE
                                                  ----------  ----------  ------------
Residence.......................................    13,691.4    13,298.3        3.0%
Business........................................     5,388.3     5,088.1        5.9%
Other...........................................       252.9       263.2       (3.9%)
                                                  ----------  ----------
  Total.........................................    19,332.6    18,649.6        3.7%
                                                  ----------  ----------
                                                  ----------  ----------

    The total number of access lines in service increased by 683,000 over 1992, representing a 3.7% increase, an improvement over the 3.4% rate of increase for 1992 over 1991. The overall increase, led by growth in Florida, Georgia, North Carolina and Tennessee, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second lines in residences. While the overall growth rate for residence lines remained constant at 3.0%, the growth rate for business lines continued to increase, reaching 5.9% in 1993, compared to 5.1% in 1992.

    Access Minutes of Use (Millions):

                                                     1993        1992       % CHANGE
                                                  ----------  ----------  ------------
Interstate......................................    53,345.0    50,546.4        5.5%
Intrastate......................................    15,260.9    13,994.2        9.1%
                                                  ----------  ----------
  Total.........................................    68,605.9    64,540.6        6.3%
                                                  ----------  ----------
                                                  ----------  ----------

    Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 4,065.3 million (6.3%) in 1993 compared to a 6.7% increase in 1992. The 1993 increase in access minutes of use was partially attributable to access line growth and also to intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                      1993       1992      % CHANGE
                                                    ---------  ---------  -----------
Toll Messages (Millions)..........................    1,251.0    1,280.3       (2.3%)

    Toll messages, comprised of Message Telecommunications Service and Wide Area Telecommunications Service, decreased 29.3 million (2.3%) compared to a 7.7% decrease in 1992. The lower rate of decrease for 1993 was attributable to the inclusion of the impact of the Louisiana area calling plan in both 1992 (beginning in March) and 1993. Competition in the intraLATA toll market and the effects of expanded local area calling plans continue to have an adverse impact on toll message volumes. These plans and the effects of competition have the effect of shifting calls from toll to local service and access, respectively, but the corresponding revenues are not generally shifted at commensurate rates. The decline in toll message volumes is expected to continue for the foreseeable future.

    COMPETITION. Recent developments in the telecommunications marketplace indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries will enable multiple communications offerings. Several large companies have recently announced proposed acquisitions or business alliances that, if consummated, could intensify and expand competition for local communications and other services currently provided over BellSouth Telecommunications' networks. Other competitors have announced plans to build local phone connections that would permit business and residential customers to bypass the facilities of local telephone companies, including those of BellSouth Telecommunications in certain cities in its service territory. In addition, legislative activities in Congress could affect BellSouth Telecommunications' business and competitive position. BellSouth Telecommunications has undertaken a plan to streamline its telephone operations and to improve its overall cost structure as a part of its competitive strategy (see "Results of Operations").

    Notwithstanding the risks associated with increased competition, BellSouth and BellSouth Telecommunications will have the opportunity to benefit from entry into new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses which may include information services, interactive communications and cable television and other entertainment services. BellSouth plans to enter such businesses through acquisitions, investments and strategic alliances with established companies in such industries and through the development of such capabilities internally. Such transactions, if accomplished, could initially reduce earnings and require substantial capital. Financing for such business opportunities will be provided from funds generated through internal operations and from external sources.

    ACCOUNTING UNDER SFAS NO. 71. BellSouth Telecommunications continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." BellSouth Telecommunications, for strategic and business planning purposes, continuously monitors and evaluates the impacts of both existing and potential competitive factors. If, in BellSouth Telecommunications' judgment, changes in the competitive structure of the telecommunications industry dictate that it could not charge prices to customers which provide for the recovery of costs, SFAS No. 71 would no longer apply. BellSouth Telecommunications currently believes that the existing and anticipated levels of competition still permit prices based on costs to be charged to and collected from customers. However, the rapid pace of change in the industry is making it increasingly likely that BellSouth Telecommunications will be required to discontinue its accounting under SFAS No. 71 in the future.

    BellSouth Telecommunications believes that the existing regulatory framework is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth Telecommunications intends to pursue implementation of price regulation plans in all of its jurisdictions through filings with state regulatory commissions or through legislative initiatives. Since price regulation plans do not provide for the recovery of specific costs, SFAS No. 71 would no longer apply. If BellSouth Telecommunications is successful in altering the existing regulatory framework and achieving price regulation, BellSouth Telecommunications would be required to discontinue its accounting under SFAS No. 71.

    If BellSouth Telecommunications were to discontinue its accounting under SFAS No. 71 due to the overall level of competition or to changes in regulatory frameworks, the effect on its financial condition and results of operations would be material. Specific financial impacts would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

OTHER MATTERS

    ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1993, BellSouth Telecommunications adopted three new accounting standards issued by the Financial Accounting Standards Board. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires employers to accrue the cost of providing postretirement benefits other than pensions during the period employees are expected to earn the benefit. BellSouth Telecommunications is recognizing the related transition benefit obligation over 15 years. As a result of the adoption of SFAS No. 106, operating expenses in 1993 were $26 higher than they would have been using the former accounting method. Accordingly, net income was reduced by approximately $16 (see Note H).

    SFAS No. 109, "Accounting for Income Taxes," requires companies to compute deferred income taxes using a liability approach rather than the deferred method previously required under Accounting Principles Board Opinion No. 11. The adoption of SFAS No. 109 did not materially affect tax expense or net income for 1993 (see Note L).

    SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement. A one-time charge of $64.8, net of a deferred tax benefit of $40.8, related to the adoption of SFAS No. 112 was recognized as an accounting change (see Note H).

    Other pronouncements have been issued by authoritative accounting bodies but not yet adopted by BellSouth Telecommunications. The adoption of such standards in future periods, where required, is not expected to have a material impact on BellSouth Telecommunications' operating results and financial condition.

    DEBT REFINANCINGS. During 1993, BellSouth Telecommunications refinanced $2,760 of long-term debt at more favorable interest rates. An extraordinary loss of $86.6, net of taxes of $58.8, was recognized in connection with the early extinguishment of certain of these issues.

    ENVIRONMENTAL ISSUES. BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth Telecommunications has been named as a potentially responsible party and also for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1993, BellSouth Telecommunications' recorded liability related primarily to remediation of these sites was $35.5.

    BellSouth Telecommunications continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth Telecommunications' recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable.

BellSouth continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not have a material impact on BellSouth Telecommunications' operating results or financial condition.

    SUBSEQUENT EVENT. During the first quarter of 1994, BellSouth Communication Systems, Inc., a wholly-owned subsidiary, entered into an agreement to sell its customer premise equipment sales and service operations outside the nine-state region. The transaction is expected to close by the end of April 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Coopers & Lybrand, independent accountants, whose report is contained herein.

    The integrity and objectivity of the data in these financial statements, including estimates and judgments relating to matters not concluded by the end of the year, are the responsibility of the management of BellSouth Telecommunications. Management has also prepared all other information included in this Annual Report unless indicated otherwise.

    Management maintains a system of internal accounting controls which is continuously reviewed and evaluated. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed, in management's judgment, the benefits to be derived. Management believes that BellSouth Telecommunications' system does provide reasonable assurance that the transactions are executed in accordance with management's general or specific authorizations and are recorded properly to maintain accountability for assets and to permit the preparation of financial statements in conformity with generally accepted accounting principles. Management also believes that this system provides reasonable assurance that access to assets is permitted only in accordance with management's authorizations, that the recorded accountability for assets is compared with the existing assets at reasonable intervals and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization. Management is also aware that changes in operating strategy and organizational structure can give rise to disruptions in internal controls. Special attention is given to controls while the changes are being implemented.

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand's recommendations concerning the system of internal control and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1993, the system of internal controls was adequate to accomplish the objectives discussed herein.

    Management also recognizes its responsibility for fostering a strong ethical climate so that BellSouth Telecommunications' affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of BellSouth Telecommunications' real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth Telecommunications maintains a program to assess compliance with these policies.

          F. Duane Ackerman                          Patrick H. Casey
PRESIDENT AND CHIEF EXECUTIVE OFFICER         VICE PRESIDENT AND COMPTROLLER

February 3, 1994

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of four independent Directors who are neither officers nor employees of BellSouth Telecommunications. The Committee is responsible for oversight of the internal controls of the Company and the objectivity of its financial reporting. The Audit Committee met four times during 1993 and reviewed with the Director -- Internal Auditing, Coopers & Lybrand and management, the various audit activities and plans, together with the results of selected internal audits. The Audit Committee also reviewed the financial reporting process and the adequacy of internal controls. The Audit Committee recommends the appointment of the independent public accountants and considers factors relating to their independence. The Director -- Internal Auditing and Coopers & Lybrand met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                                      Lloyd C. Elam
                                                CHAIRMAN, AUDIT COMMITTEE
February 3, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.
Atlanta, Georgia

    We have audited the accompanying consolidated financial statements and financial statement schedules of BellSouth Telecommunications, Inc. and Subsidiaries listed in Item 14(a) of the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Notes H and L to the consolidated financial statements, BellSouth Telecommunications changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes in 1993.

                                          Coopers & Lybrand
Atlanta, Georgia
February 3, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statement of BellSouth Telecommunications, Inc. on Form S-3 (File No. 33-49991) of our report dated February 3, 1994, on our audits of the consolidated financial statements and financial statement schedules of BellSouth Telecommunications, Inc. listed in Item 14(a) of this Form 10-K.

                                          Coopers & Lybrand
Atlanta, Georgia
March 28, 1994

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN MILLIONS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1993         1992         1991
                                                                           -----------  -----------  -----------
Operating Revenues:
  Local service..........................................................  $   6,577.3  $   6,236.0  $   5,846.2
  Interstate access......................................................      2,991.2      2,945.6      2,858.1
  Intrastate access......................................................        881.9        871.8        866.7
  Toll...................................................................      1,219.5      1,248.8      1,373.7
  Other..................................................................      1,909.7      1,879.9      1,822.7
                                                                           -----------  -----------  -----------
    Total Operating Revenues.............................................     13,579.6     13,182.1     12,767.4
                                                                           -----------  -----------  -----------
Operating Expenses:
  Cost of services and products..........................................      5,169.4      5,050.6      4,905.1
  Depreciation...........................................................      2,900.0      2,859.9      2,819.1
  Selling, general and administrative....................................      2,384.7      2,348.0      2,321.6
  Restructuring charge (Note J)..........................................      1,136.4      --           --
                                                                           -----------  -----------  -----------
    Total Operating Expenses.............................................     11,590.5     10,258.5     10,045.8
                                                                           -----------  -----------  -----------
Operating Income.........................................................      1,989.1      2,923.6      2,721.6
Interest Expense (Note K)................................................        562.6        583.3        649.8
Other Income, net (Note K)...............................................         21.4         75.5           .9
                                                                           -----------  -----------  -----------
Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle..........................................      1,447.9      2,415.8      2,072.7
Provision for Income Taxes (Note L)......................................        461.5        800.8        646.9
                                                                           -----------  -----------  -----------
Income Before Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle..........................................        986.4      1,615.0      1,425.8
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax (Note E)............................................................        (86.6)       (40.7)     --
Cumulative Effect of Change in Accounting Principle, net of
 tax (Note H)............................................................        (64.8)     --           --
                                                                           -----------  -----------  -----------
    Net Income...........................................................  $     835.0  $   1,574.3  $   1,425.8
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Retained Earnings:
  At beginning of year...................................................  $   3,967.0  $   3,983.5  $   3,970.6
  Net Income.............................................................        835.0      1,574.3      1,425.8
  Dividends declared.....................................................     (1,612.3)    (1,587.8)    (1,412.9)
  Other adjustments......................................................         (9.7)        (3.0)     --
                                                                           -----------  -----------  -----------
  At end of year.........................................................  $   3,180.0  $   3,967.0  $   3,983.5
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1993         1992
                                                                                         -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents............................................................  $      84.3  $     133.0
  Accounts receivable, net of allowance for uncollectibles of $84.6 and $87.2..........      2,229.0      1,944.7
  Material and supplies................................................................        374.3        385.8
  Other current assets.................................................................        253.8         79.6
                                                                                         -----------  -----------
    Total Current Assets...............................................................      2,941.4      2,543.1
                                                                                         -----------  -----------
Investments In and Advances to Affiliates (Note B).....................................        238.2         30.3
                                                                                         -----------  -----------
Property, Plant and Equipment, net (Note C)............................................     23,444.4     23,311.9
                                                                                         -----------  -----------
Deferred Charges and Other Assets......................................................        471.2        557.0
                                                                                         -----------  -----------
    Total Assets.......................................................................  $  27,095.2  $  26,442.3
                                                                                         -----------  -----------
                                                                                         -----------  -----------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Debt maturing within one year (Note E)...............................................  $   1,094.6  $     946.9
  Accounts payable.....................................................................      1,037.1        989.5
  Other current liabilities (Note D)...................................................      2,415.4      1,780.4
                                                                                         -----------  -----------
    Total Current Liabilities..........................................................      4,547.1      3,716.8
                                                                                         -----------  -----------
Long-Term Debt (Note E)................................................................      6,546.5      6,336.0
                                                                                         -----------  -----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes....................................................      2,831.4      3,639.5
  Unamortized investment tax credits...................................................        515.9        604.3
  Other liabilities and deferred credits (Note F)......................................      1,994.7        763.0
                                                                                         -----------  -----------
    Total Deferred Credits and Other Liabilities.......................................      5,342.0      5,006.8
                                                                                         -----------  -----------
Shareholder's Equity:
  Common stock, one share, no par value................................................      7,479.6      7,415.7
  Retained earnings....................................................................      3,180.0      3,967.0
                                                                                         -----------  -----------
    Total Shareholder's Equity.........................................................     10,659.6     11,382.7
                                                                                         -----------  -----------
    Total Liabilities and Shareholder's Equity.........................................  $  27,095.2  $  26,442.3
                                                                                         -----------  -----------
                                                                                         -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Millions)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1993          1992          1991
                                                                        ------------  ------------  ------------
Cash Flows from Operating Activities:
  Net income..........................................................  $      835.0  $    1,574.3  $    1,425.8
  Adjustments to net income:
    Depreciation......................................................       2,900.0       2,859.9       2,819.1
    Restructuring charge..............................................       1,136.4       --            --
    Summary tax assessment settlement.................................       --               90.9       --
    Provision for losses on bad debts.................................         128.6         142.5         157.3
    Extraordinary loss on early extinguishment of debt................         145.4          70.7       --
    Change in accounting principle, net of tax........................          64.8       --            --
    Deferred income taxes and unamortized investment tax credits......        (677.1)       (147.5)       (406.3)
    Allowance for funds used during construction......................         (23.7)        (15.3)        (18.1)
    Net change in accounts receivable.................................        (408.4)       (206.7)       (111.8)
    Net change in material and supplies...............................         (91.1)       (135.0)        (59.8)
    Net change in accounts payable and other current liabilities......         141.7          86.0         (32.7)
    Net change in deferred charges and other assets...................          98.6           3.7         134.4
    Net change in other liabilities and deferred credits..............         148.2         162.0         120.9
    Other reconciling items, net......................................         (41.4)        (35.8)          1.5
                                                                        ------------  ------------  ------------
      Net cash provided by operating activities.......................       4,357.0       4,449.7       4,030.3
                                                                        ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures................................................      (2,994.9)     (2,845.8)     (2,747.3)
  Proceeds from disposals of property, plant and equipment............          87.4          82.9          55.9
  Investment dispositions.............................................          15.0       --            --
  Purchase of BellSouth Common Stock..................................        (199.9)      --            --
  Other investing activities, net.....................................          (1.3)         (1.1)         (2.1)
                                                                        ------------  ------------  ------------
      Net cash used for investing activities..........................      (3,093.7)     (2,764.0)     (2,693.5)
                                                                        ------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from short-term borrowings.................................      10,866.3      10,713.9      13,579.3
  Repayment of short-term borrowings..................................     (10,645.0)    (10,674.8)    (13,431.8)
  Advances from parent and affiliates.................................         359.8         267.8       --
  Repayment of advances from parent and affiliates....................        (357.2)       (270.2)      --
  Proceeds of long-term debt..........................................       2,911.0         543.2       --
  Repayment of long-term debt.........................................      (2,777.5)       (626.7)        (28.9)
  Payment of call premium.............................................         (99.7)        (33.4)      --
  Payment of capital lease obligations................................         (11.4)        (13.4)        (18.8)
  Equity investment of parent.........................................          28.7          24.0           9.8
  Dividends paid to parent............................................      (1,587.0)     (1,618.5)     (1,414.5)
                                                                        ------------  ------------  ------------
      Net cash used for financing activities..........................      (1,312.0)     (1,688.1)     (1,304.9)
                                                                        ------------  ------------  ------------
Net Increase/(Decrease) in Cash and Cash Equivalents..................         (48.7)         (2.4)         31.9
Cash and Cash Equivalents at Beginning of Period......................         133.0         135.4         103.5
                                                                        ------------  ------------  ------------
Cash and Cash Equivalents at End of Period............................  $       84.3  $      133.0  $      135.4
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Millions)

NOTE A -- ACCOUNTING POLICIES

    BASIS OF PRESENTATION. BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") is a wholly-owned subsidiary of BellSouth Corporation ("BellSouth"). Effective at midnight December 31, 1991, South Central Bell Telephone Company ("South Central Bell") and BellSouth Services Incorporated ("BellSouth Services") (a jointly-owned service subsidiary of South Central Bell and Southern Bell Telephone and Telegraph Company ("Southern Bell")) merged with and into Southern Bell and Southern Bell's name changed to BellSouth Telecommunications, Inc. The accompanying financial statements reflect the operations of South Central Bell, Southern Bell, BellSouth Services, and several smaller affiliated companies transferred to BellSouth Telecommunications as though the merger and such transfers had occurred on January 1, 1991. BellSouth Telecommunications maintains substantially all of its accounts and records in accordance with the Uniform System of Accounts prescribed by the Federal Communications Commission ("FCC") and makes certain adjustments necessary to present the accompanying financial statements in accordance with generally accepted accounting principles applicable to regulated entities. Such principles differ in certain respects from those used by unregulated entities, but are required to appropriately reflect the financial and economic effects of regulation and the rate-making process. Significant differences resulting from the application of these principles are disclosed elsewhere in these Notes to Consolidated Financial Statements where appropriate.

    BASIS OF ACCOUNTING. BellSouth Telecommunications' consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, SFAS No. 71 gives accounting recognition to the actions of regulators. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability on a regulated entity.

    CASH AND  CASH  EQUIVALENTS.   BellSouth  Telecommunications  considers  all
highly liquid investments with an original maturity of three months or less to be cash equivalents.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment dedicated to providing telecommunications services is stated at original cost. Depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. Depreciation expense also includes amortization of certain classes of telephone plant and identified depreciation reserve deficiencies over periods allowed by regulatory authorities. When depreciable plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation.

    MATERIAL AND SUPPLIES. New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

    MAINTENANCE  AND REPAIRS.   The  cost of  maintenance and  repairs of plant,
including  the  cost  of  replacing   minor  items  not  effecting   substantial
betterments, is charged to operating expenses.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access and toll, are recognized monthly as services are provided. Directory publishing fees are recognized over the life of the related directories, published by an affiliated company, which is generally one year.

    ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. Regulatory authorities allow BellSouth Telecommunications to accrue interest as a cost of constructing certain plant and as an item of income

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
(interest charged construction). Such income is not realized in cash currently but will be realized over the service life of the related plant as the resulting higher depreciation expense and plant investment are recovered in the form of increased revenues.

    INCOME TAXES. Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 109, "Accounting for Income Taxes." In accordance with the standard, the balance sheet reflects deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the balance sheet in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes. Prior to 1993, BellSouth Telecommunications accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11.

    For financial reporting purposes, BellSouth Telecommunications is amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the provision for income taxes over the estimated useful lives of the assets to which the credits relate.

NOTE B -- INVESTMENTS IN AND ADVANCES TO AFFILIATES
    Investments In and Advances to Affiliates consists primarily of 3,766,199 shares of BellSouth common stock. During 1993, grantor trusts established by BellSouth Telecommunications purchased for $199.9 the BellSouth common stock to provide partial funding for the benefits payable under certain non-qualified benefit plans. For 1993, dividend income earned from the BellSouth shares, included as a component of Other Income, net, was $7.6.

NOTE C -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                                  1993         1992
                                                                               -----------  -----------
Outside plant................................................................  $  18,595.7  $  17,813.5
Central office equipment.....................................................     14,668.0     13,893.9
Building and building improvements...........................................      2,682.8      2,556.0
Furniture and fixtures.......................................................      2,109.9      1,996.7
Operating and other equipment................................................        825.1        777.5
Station equipment............................................................        631.0        612.6
Plant under construction.....................................................        355.4        440.1
Land.........................................................................        157.6        156.3
Capital leases...............................................................         55.6         62.2
Other........................................................................         20.4         15.5
                                                                               -----------  -----------
                                                                                  40,101.5     38,324.3
Less: Accumulated depreciation...............................................     16,657.1     15,012.4
                                                                               -----------  -----------
    Total Property, Plant and Equipment, net.................................  $  23,444.4  $  23,311.9
                                                                               -----------  -----------
                                                                               -----------  -----------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                                    1993        1992
                                                                                 ----------  ----------
Restructuring accrual..........................................................  $    513.4  $   --
Advanced billing and customer deposits.........................................       414.8       414.2
Taxes accrued..................................................................       405.3       311.3
Compensated absences...........................................................       307.4       293.4
Salaries and wages payable.....................................................       299.4       281.4
Interest and rents accrued.....................................................       231.2       258.9
Dividends payable to parent....................................................       164.6       139.3
Other..........................................................................        79.3        81.9
                                                                                 ----------  ----------
    Total Other Current Liabilities............................................  $  2,415.4  $  1,780.4
                                                                                 ----------  ----------
                                                                                 ----------  ----------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is included as debt in BellSouth Telecommunications' computation of debt ratios and consisted of the following at December 31:

DESCRIPTION                                                            1993         1992         1991
- -----------------------------------------------------------------  ------------  -----------  -----------
Advances and Notes Payable:
  Advances from BellSouth and affiliates.........................  $    --       $    31.4    $   --
Commercial paper.................................................     1,085.6        863.0        821.3
Current Maturities of Long-term Debt.............................         9.0         52.5         31.1
                                                                   ------------  -----------  -----------
    Total........................................................  $  1,094.6    $   946.9    $   852.4
                                                                   ------------  -----------  -----------
                                                                   ------------  -----------  -----------
Advances from BellSouth and affiliates:
  Maximum amount outstanding during the period...................  $     35.8    $    37.4    $   --
  Average amount outstanding during the period (a)...............  $     14.1    $    21.7    $   --
  Weighted average interest rate at end of period................        3.15%        3.72%       --
  Weighted average interest rate during the period (b)...........        3.24%        3.77%       --
Commercial Paper:
  Maximum amount outstanding during period.......................  $  1,560.9    $   945.7    $   910.0
  Average amount outstanding during the period (a)...............  $  1,082.0    $   640.3    $   746.1
  Weighted average interest rate at end of period................        3.31%        3.58%        4.69%
  Weighted average interest rate during the period (b)...........        3.21%        3.71%        6.00%

- ------------------------
(a) Determined by computing the average face amount of daily ending balances in each category.
(b) Determined by dividing the average daily face amount described in (a) into aggregate related interest expense.

    BellSouth Telecommunications has committed credit lines aggregating $1,096.9 with various banks. There were no borrowings under the committed lines at December 31, 1993. BellSouth Telecommunications also maintains uncommitted lines of credit of $40.0. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE E -- DEBT (CONTINUED)
    LONG-TERM:  Long-term debt is summarized as follows at December 31:

         DESCRIPTION             INTEREST RATES    MATURITIES     1993         1992
- -----------------------------   ----------------   ----------   ---------    ---------
Debentures:                     3 1/4% - 6 7/8%     1995-2033   $ 1,270.0    $   605.0
                                7 3/8% - 8 1/4%     1999-2033     1,935.0      3,335.0
                                8 1/2% - 10 3/8%    2001-2029     1,400.0      2,375.0
                                                                ---------    ---------
                                                                  4,605.0      6,315.0
Notes                           5 1/4% - 7%         1998-2008     1,875.0       --
Capital leases and other                                            128.4         73.0
Unamortized discount, net of
 premium                                                            (61.9)       (52.0)
                                                                ---------    ---------
  Total Long-Term Debt                                          $ 6,546.5    $ 6,336.0
                                                                ---------    ---------
                                                                ---------    ---------

    Maturities of long-term debt outstanding at December 31, 1993 are summarized below:

                                      1994       1995       1996       1997       1998     THEREAFTER    TOTAL
                                    ---------  ---------  ---------  ---------  ---------  ----------  ----------
Maturities........................  $     9.0  $    30.3  $  --      $    75.0  $   570.0  $  5,933.1  $  6,617.4
                                          ---  ---------  ---------  ---------  ---------  ----------  ----------
                                          ---  ---------  ---------  ---------  ---------  ----------  ----------

    During 1993 and 1992, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. As a result of the early extinguishment of these issues, charges of $86.6, net of taxes of $58.8, and $40.7, net of taxes of $30.0, were recognized as extraordinary losses in 1993 and 1992, respectively.

    At December 31, 1993, a shelf registration statement had been filed with the Securities and Exchange Commission by BellSouth Telecommunications under which $725.0 additional amount of debt securities could be offered.

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits is summarized as follows at December 31:

                                                                                      1993       1992
                                                                                   ----------  ---------
Restructuring accrual (see Note J)...............................................  $    570.0  $  --
Accrued pension cost.............................................................       539.4      426.9
Regulatory liability related to income taxes (see Note L)........................       378.9     --
Compensation related.............................................................       274.5      206.5
Postemployment benefits (see Note H).............................................       116.6     --
Other............................................................................       115.3      129.6
                                                                                   ----------  ---------
    Total Other Liabilities and Deferred Credits.................................  $  1,994.7  $   763.0
                                                                                   ----------  ---------
                                                                                   ----------  ---------

NOTE G -- TRANSACTIONS WITH AFFILIATES
    BellSouth Telecommunications has a contractual agreement with BellSouth Advertising & Publishing Corporation ("BAPCO"), an affiliated company, wherein BAPCO publishes certain telephone directories and in return pays BellSouth Telecommunications a publishing rights fee in its franchise area. For the years ended December 31, 1993, 1992 and 1991, these fees, included in Other operating revenue, were $616.3, $598.2 and $580.1, respectively.

    At December 31, 1993 and 1992, amounts receivable from affiliated companies were $20.2 and $20.0, respectively. Amounts payable to affiliated companies at December 31, 1993 and 1992, both short and long-term, were $465.8 and $336.5, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE H -- EMPLOYEE BENEFITS

    PENSION PLANS. Substantially all employees of BellSouth Telecommunications are covered by noncontributory defined benefit pension plans sponsored by BellSouth. The plan covering non-represented employees prior to July 1993, provided a benefit based on years of credited service and employees' average compensation for a specified period. Effective July 1993, BellSouth converted this plan to a cash balance plan where the pension benefit is determined by a combination of compensation-based service and additional credits, and individual account-based interest credits. The new cash balance plan is subject to a minimum benefit determined under the prior plan's formula for employees retiring through 2005. The December 31, 1993 projected benefit obligation assumes interest and additional credits greater than the minimum levels specified in the written plan. The conversion of the non-represented pension plan had no material impact on 1993 pension cost. The estimated impact on 1994 projected pension cost for BellSouth will be a reduction of $65. Pension benefits provided for represented employees are based on specified benefit amounts and years of service. Consistent with past practice, this plan includes the effect of future bargained-for improvements.

    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all pension benefits for which BellSouth is liable. Contributions are actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Pension plan assets consist primarily of equity securities and fixed income investments.

    Pension cost allocated to BellSouth Telecommunications in 1993, 1992 and 1991 was $113.4, $155.3 and $133.4, respectively. SFAS No. 87, "Employers' Accounting for Pensions," requires certain disclosures to be made with respect to the components of net periodic pension cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    The projected benefit obligation for 1993 and 1992 was determined using a discount rate of 7.5% and 7.75%, respectively, and for both years an expected long-term rate of return on plan assets of 8% and a long-term assumed weighted average rate of compensation increase of 5.7%. Other economic related benefit assumptions, for both the non-represented and the represented plans, have been changed to reflect both past experience and management's best estimate of future benefit increases. For BellSouth, the assumption changes will have the impact of reducing the projected 1994 pension cost by $20.

    In 1991, BellSouth Telecommunications offered an early retirement option to non-represented employees. Approximately 3,100 employees elected to retire under this option, which allowed the employee to accept the present value of their pension benefit as a lump-sum payment and to receive a special payment equivalent to 5% of base pay times full years of service (not to exceed 100% of base pay). The retirement option was accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." BellSouth Telecommunications recognized an expense of $68.1 in 1991 related to this option.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. Substantially all non-represented and represented employees of BellSouth Telecommunications participate in BellSouth's defined benefit postretirement health and life insurance plans. Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for these plans. BellSouth's transition benefit obligation of $1,486 will be amortized over 15 years, the average remaining service period of active plan participants. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan. As a result of the adoption of SFAS No. 106, net income for 1993 was reduced by approximately $16.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
    As of January 1993, the accumulated postretirement health benefit obligation for non-represented retirees is being funded over the average remaining service period of currently active non-represented employees. The accumulated postretirement benefit obligation for pre-January 1, 1990 represented retirees is being funded over a 10-year period while the accumulated postretirement benefit obligation for all other represented retirees is being funded over the average remaining service period of currently active represented employees.

    Postretirement benefit cost allocated to BellSouth Telecommunications for the twelve months ended December 31, 1993 was $243.7. Prior to 1993, BellSouth Telecommunications recognized the cost of providing postretirement benefits based on funded amounts. The cost of providing health and life benefits for both active and retired employees was $524.1 and $507.0 for 1992 and 1991, respectively.

    SFAS No. 106 requires certain disclosures to be made with respect to the components of postretirement benefit cost for the period and a reconciliation of the funded status of the plans with amounts reported in the balance sheet. Such disclosures are not presented because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    For measurement purposes, BellSouth used a 11.5% annual rate of increase in the per capita cost of covered health care benefits for 1994; the rate is assumed to decrease gradually to 5% in 2007 and remains at that level. The health care cost trend rate assumption significantly affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase BellSouth's accumulated postretirement benefit obligation by $171 and the estimated aggregate service and interest cost components of the 1993 postretirement benefit cost by $15. For purposes of valuing the postretirement life insurance obligation, a 5.7% rate of future increase in compensation at December 31, 1993 was used.

    The discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. After a 30% tax reduction for the non-represented employees' trust, the combined expected long-term rate of return on plan assets used was 8%. The impact of reducing the discount rate from 9% to 7.5% will increase BellSouth's 1994 postretirement benefit expense by approximately $30.

    Most regulatory jurisdictions have accepted BellSouth Telecommunications' SFAS No. 106 implementation plan. However, one state's commission is requiring a 20-year amortization of the transition benefit obligation and in another state there are pending issues, the outcome of which are not expected to have a material impact on recovery.

    EFFECT OF RESTRUCTURING ON PENSIONS AND POSTRETIREMENT BENEFITS. As a result of the restructuring (see Note J), BellSouth Telecommunications recognized $88 of estimated net curtailment losses expected to impact BellSouth Telecommunications' pension and postretirement benefit plans. Of the amount recognized, $16 was realized in 1993.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains contributory savings plans which cover substantially all employees of BellSouth Telecommunications. Employees' eligible contributions are matched with BellSouth common stock based on defined percentages determined annually by the Board of Directors. BellSouth Telecommunications' recognized compensation expense of $107.3, $112.6 and $109.8 in 1993, 1992 and 1991, respectively, related to these plans.

    POSTEMPLOYMENT BENEFITS. Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement, including but not limited to workers' compensation, disability,

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
and continuation of health care benefits. Previously, BellSouth Telecommunications used the cash method to account for such costs. A one-time charge related to adoption of SFAS No. 112 was recognized as a change in accounting principle, effective as of January 1, 1993. The charge was $64.8, net of a deferred tax benefit of $40.8. The effect of the change on BellSouth Telecommunications' 1993 operating results was not material. Future expense levels are dependent upon actual claim experience, but are not expected to differ materially from expense recognized under the former accounting method.

NOTE I -- LEASES
    BellSouth Telecommunications has entered into operating leases for facilities and equipment used in operations. Rental expenses under operating leases were $228.6, $258.7 and $224.4 for 1993, 1992 and 1991, respectively.
Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under non-cancelable operating leases in effect at December 31, 1993:

                                        1994       1995       1996       1997       1998     THEREAFTER     TOTAL
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------
Minimum rentals.....................  $    74.2  $    57.8  $    43.7  $    39.7  $    33.8   $   292.7   $   541.9
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------

NOTE J -- RESTRUCTURING CHARGE
    The results of operations for the year ended December 31, 1993 include a $1,136.4 restructuring charge which reduced net income by $696.6. The restructuring is being undertaken to redesign and streamline the fundamental processes and work activities in the telephone operations to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs, permit more rapid introduction of new products and services and reduce costs.

    The material components of the charge relate to the downsizing of the existing workforce by 10,200 employees through 1996. These components include provisions for separation payments and relocations of remaining employees, consolidation and elimination of certain operations facilities and for enabling changes to information systems, primarily those used to provide services to existing customers.

NOTE K -- ADDITIONAL INCOME STATEMENT DATA

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
Other Income, net:
  Interest and dividend income...............................................  $    11.9  $    69.4  $    10.7
  Other, net.................................................................        9.5        6.1       (9.8)
                                                                               ---------  ---------  ---------
    Total....................................................................  $    21.4  $    75.5  $      .9
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

    Interest and dividend income for 1992 includes $56.6 relating to the settlement of an Internal Revenue Service summary assessment for the tax years 1979 and 1980.

                                                                        1993         1992         1991
                                                                     -----------  -----------  -----------
Interest Expense:
  Long-term debt...................................................  $   500.4    $   530.2    $   533.9
  Notes payable....................................................       35.4         27.2         48.6
  Other............................................................       26.8         25.9         67.3
                                                                     -----------  -----------  -----------
    Total..........................................................  $   562.6    $   583.3    $   649.8
                                                                     -----------  -----------  -----------
                                                                     -----------  -----------  -----------
Depreciation of telephone plant as a percentage of average
 depreciable telephone plant.......................................       7.51%        7.67%        7.76%
                                                                     -----------  -----------  -----------
                                                                     -----------  -----------  -----------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE K -- ADDITIONAL INCOME STATEMENT DATA (CONTINUED)
    Revenues from services provided to American Telephone and Telegraph Company, BellSouth Telecommunications' largest customer, were approximately 16%, 16% and 17% of consolidated operating revenues for 1993, 1992 and 1991, respectively.

NOTE L -- INCOME TAXES
    Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 109, "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. In accordance with the new standard, the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates. The cumulative effect of the adoption of SFAS No. 109 was not material. As permitted by the new standard, prior years' financial statements have not been restated.

    In accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," BellSouth Telecommunications has, for its regulated operations, only reflected the balance sheet impact of the adoption of this statement. Specifically, BellSouth Telecommunications recorded a net regulatory liability of $538.0 coincidental with the reduction of the deferred tax reserves from higher historical to lower current tax rates. The balance of such liability at December 31, 1993, included in Other Liabilities and Deferred Credits, was $378.9. This regulatory liability will be adjusted as the related temporary differences reverse.

    BellSouth Telecommunications is included in the consolidated Federal income tax return filed by BellSouth Corporation and its subsidiaries. Consolidated tax expense is allocated among the separate members of the group in accordance with the applicable sections of the Internal Revenue Code.

    Generally, under this method each company calculates its current tax expense as if it filed a separate return. The sum of the separate company liabilities is compared to the consolidated return liability. The resulting difference, the benefit of consolidation, is allocated to companies contributing benefits (operating losses, excess credits and capital losses) in proportion to the amounts contributed. Each company calculates its deferred tax expense as if it filed a separate return. Deferred taxes are not allocated among the members of the group.

The provision for income taxes is summarized as follows:

                                                                          1993       1992       1991
                                                                        ---------  ---------  ---------
Federal:
  Current.............................................................  $   973.3  $   810.3  $   908.9
  Deferred, net.......................................................     (513.2)     (74.4)    (276.5)
  Investment tax credits, net.........................................      (88.3)     (87.9)    (108.8)
                                                                        ---------  ---------  ---------
                                                                            371.8      648.0      523.6
                                                                        ---------  ---------  ---------
State:
  Current.............................................................      152.1      134.2      152.8
  Deferred, net.......................................................      (62.4)      18.6      (29.5)
                                                                        ---------  ---------  ---------
                                                                             89.7      152.8      123.3
                                                                        ---------  ---------  ---------
        Total provision for income taxes..............................  $   461.5  $   800.8  $   646.9
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
  Amortization of investment tax credits..............................  $    88.3  $    88.2  $   105.3
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Millions)

NOTE L -- INCOME TAXES (CONTINUED)

    Temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1993 are as follows:

Restructuring charge.....................................................  $   419.5
Pensions.................................................................      228.5
Compensated absences.....................................................       79.9
Deferred compensation....................................................       66.8
Bad debts................................................................       64.8
Leveraged employee stock ownership plan..................................       34.0
Other....................................................................       56.5
                                                                           ---------
  Deferred Tax Assets....................................................      950.0
                                                                           ---------
Depreciation.............................................................   (3,581.8)
                                                                           ---------
  Deferred Tax Liabilities...............................................   (3,581.8)
                                                                           ---------
      Net Deferred Tax Liability.........................................  $(2,631.8)
                                                                           ---------
                                                                           ---------

    Of the Net Deferred Tax Liability at December 31, 1993, $199.6 was current and $(2,831.4) was noncurrent.

    Deferred tax expense for 1992 and 1991 resulting from timing differences in the recognition of revenue and expense items for tax and financial reporting purposes, were as follows:

                                                                                       1992       1991
                                                                                     ---------  ---------
Property, plant and equipment......................................................  $    (8.4) $  (130.2)
Pension benefits...................................................................      (51.6)     (61.3)
Other timing differences...........................................................        4.2     (114.5)
                                                                                     ---------  ---------
      Total........................................................................  $   (55.8) $  (306.0)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    A reconciliation of the Federal statutory income tax rate to BellSouth Telecommunications' effective tax rate follows:

                                                                           1993      1992      1991
                                                                          ------    ------    ------
Federal statutory tax rate.............................................     35.0%     34.0%     34.0%
State income taxes, net of Federal income tax benefit..................      4.4%      4.2%      3.8%
Amortization of investment tax credits.................................     (6.1%)    (3.7%)    (5.1%)
Miscellaneous items, net...............................................     (1.4%)    (1.4%)    (1.5%)
                                                                          ------    ------    ------
      Effective tax rate...............................................     31.9%     33.1%     31.2%
                                                                          ------    ------    ------
                                                                          ------    ------    ------

NOTE M -- SUPPLEMENTAL CASH FLOW INFORMATION
    The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows":

                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------
Cash paid for Interest and Income Taxes:
    Interest.......................................................................  $   615.9  $   578.8  $   634.1
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
    Income taxes...................................................................  $   791.7  $   959.5  $   992.7
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Net assets (liabilities) transferred to BellSouth Telecommunications...............  $    25.5  $   (47.3) $    (0.8)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE N -- FINANCIAL INSTRUMENTS
    The following disclosure of the estimated fair value of financial instruments is presented in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information described below. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth Telecommunications could realize in a current market exchange.

                                                                           1993                    1992
                                                                  ----------------------  ----------------------
                                                                   RECORDED      FAIR      RECORDED      FAIR
                                                                    AMOUNT      VALUE       AMOUNT      VALUE
                                                                  ----------  ----------  ----------  ----------
Cash and cash equivalents.......................................  $     84.3  $     84.3  $    133.0  $    133.0
Marketable Securities...........................................       199.9       218.4      --          --
Debt Maturing Within One Year...................................     1,094.6     1,094.6       946.9       946.9
Long-Term Debt:
  Debentures....................................................     4,605.0     4,707.0     6,315.0     6,346.8
  Notes.........................................................     1,875.0     1,901.0      --          --

    CASH  AND CASH  EQUIVALENTS.   At December 31,  1993 and  1992, the recorded
amount for Cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

    MARKETABLE SECURITIES. The fair value of marketable securities (representing BellSouth Common Stock), included as a component of Investments in and Advances to Affiliates, is based on the quoted market price at December 31, 1993 (see Note B).

    DEBT. At December 31, 1993 and 1992, the recorded amount of Debt Maturing Within One Year approximates the fair value due to the short-term nature of the liabilities. The estimates of fair value for Debentures and Notes are based on the closing market prices for each issue at December 31, 1993 and 1992, respectively (see Note E).

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (Dollars in Millions)

NOTE O -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for first quarter 1993 were restated to reflect the one-time, non-cash charge for retroactive adoption of SFAS No. 112.

                                                                                 SECOND        THIRD       FOURTH
                                                                                 QUARTER      QUARTER      QUARTER
                                                                     FIRST      ---------    ---------    ---------
                                                                    QUARTER
                                                                   ---------
                                                                   (RESTATED)
1993
Operating Revenues..............................................   $ 3,337.0    $ 3,321.0    $ 3,447.5    $ 3,474.1
Operating Income (Loss).........................................   $   740.5    $   769.0    $   831.1    $  (351.5)
Income (Loss) Before Extraordinary Loss on Early Extinguishment
 of Debt and Cumulative Effect of Change in Accounting
 Principle......................................................   $   387.9    $   410.3    $   441.0    $  (252.8)
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax............................................................      --            (55.4)        (7.8)       (23.4)
Cumulative Effect of Change in Accounting Principle, net of
 tax............................................................       (64.8)      --           --           --
Net Income (Loss)...............................................   $   323.1    $   354.9    $   433.2    $  (276.2)
                                                                   ---------    ---------    ---------    ---------
1992
Operating Revenues..............................................   $ 3,268.6    $ 3,310.3    $ 3,311.1    $ 3,292.1
Operating Income................................................   $   800.8    $   815.8    $   697.9    $   609.1
Income Before Extraordinary Loss on Early Extinguishment of
 Debt...........................................................   $   467.5    $   441.9    $   380.1    $   325.5
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax............................................................      --           --            (40.7)      --
Net Income......................................................   $   467.5    $   441.9    $   339.4    $   325.5
                                                                   ---------    ---------    ---------    ---------

                                    PART IV

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure have occurred during the periods included in this report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.  Documents filed as a part of the report:

                                                                         PAGE(S)
                                                                         -------
(1)   Financial Statements:
      Report of Independent Accountants...............................        27
      Consolidated Statements of Income and Retained Earnings.........        28
      Consolidated Balance Sheets.....................................        29
      Consolidated Statements of Cash Flows...........................        30
      Notes to Consolidated Financial Statements......................   31 - 41
(2)   Financial Statement Schedules:
      V. -- Property, Plant and Equipment.............................   44 - 45
      VI. -- Accumulated Depreciation.................................   46 - 47
      VIII. -- Allowance for Uncollectibles...........................        48
      X. -- Supplementary Income Statement Information................        49

    Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

        (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

EXHIBIT
NUMBER
- ---------
3a         Restated Articles of Incorporation of BellSouth Telecommunications, Inc. (Exhibit 3a to Form 10-K for
           the year ended December 31, 1991, File No. 1-1049).
3b         Bylaws of BellSouth Telecommunications, Inc. as amended, effective November 22, 1993.
4          No instrument which defines the rights of holders of long and intermediate term debt of BellSouth
           Telecommunications is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to
           this regulation, BellSouth Telecommunications, Inc. hereby agrees to furnish a copy of any such instrument to the SEC upon request.
12         Computation of Ratio of Earnings to Fixed Charges. (Page 15 of this Form 10-K).
24         Powers of Attorney.

    b.  Reports on Form 8-K:

       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                                   /s/ PATRICK H. CASEY
                                          --------------------------------------
                                                     Patrick H. Casey
                                              VICE PRESIDENT AND COMPTROLLER
                                                      March 28, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
F. Duane Ackerman*
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER
AND PRINCIPAL ACCOUNTING OFFICER:
Patrick H. Casey*
Vice President and Comptroller

DIRECTORS:

F. Duane Ackerman*
Irving W. Bailey II*
Robert H. Boh*
Edward E. Crutchfield, Jr.*
Frank R. Day*
Jere A. Drummond*
Lloyd C. Elam*

John W. Harris*
Mark C. Hollis*
Harry M. Lightsey, Jr.*
Thomas H. Meeker*
Joe M. Rodgers*
Charles J. Zwick*

                                          *By:       /s/ PATRICK H. CASEY
                                              ----------------------------------
                                                       Patrick H. Casey
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                        March 28, 1994

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                    COL. A                         COL. B       COL. C        COL. D        COL. E        COL. F
- --------------------------------------------------------------------------------------------------------------------

                                                 BALANCE AT   ADDITIONS                                 BALANCE AT
                                                BEGINNING OF   AT COST      RETIREMENTS      OTHER        END OF
                CLASSIFICATION                     PERIOD        (A)            (B)         CHANGES       PERIOD
- --------------------------------------------------------------------------------------------------------------------
Land & Land Improvements......................   $    156.3   $      1.0    $     (0.2)   $       0.5   $     157.6
Buildings and Building Improvements...........      2,475.8         52.3         (10.4)          82.5       2,600.2
Leasehold Improvements........................         80.2          4.4          (1.9)          (0.1)         82.6
Operating & Other Equipment...................        777.5         89.0         (56.7)          15.3         825.1
Furniture and Fixtures........................      1,996.7        211.6        (175.3)          76.9       2,109.9
Central Office Equipment......................     13,893.9        258.3        (820.6)       1,336.4      14,668.0
Outside Plant.................................     17,813.5        643.6(d)     (222.3)         360.9      18,595.7
Station Equipment.............................        612.6         63.8         (51.3)           5.9         631.0
Capital Leases................................         62.2          3.7         (10.6)           0.3          55.6
Construction in Progress......................        440.1      1,732.0(e)        0.0       (1,816.7)        355.4
Other Plant...................................         15.5          0.0           0.0            4.9          20.4
                                                ------------  ----------    -----------   -----------  -------------
    Total Property, Plant and Equipment.......   $ 38,324.3   $  3,059.7    $ (1,349.3)   $      66.8   $  40,101.5
                                                ------------  ----------    -----------   -----------  -------------
                                                ------------  ----------    -----------   -----------  -------------

                          YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                    COL. A                         COL. B       COL. C        COL. D        COL. E        COL. F
- --------------------------------------------------------------------------------------------------------------------

                                                 BALANCE AT   ADDITIONS                                 BALANCE AT
                                                BEGINNING OF   AT COST      RETIREMENTS      OTHER        END OF
                CLASSIFICATION                     PERIOD        (A)            (B)         CHANGES       PERIOD
- --------------------------------------------------------------------------------------------------------------------
Land & Land Improvements......................   $    154.1   $      1.1    $      0.0    $       1.1   $     156.3
Buildings and Building Improvements...........      2,385.5         24.4          (9.1)          75.0       2,475.8
Leasehold Improvements........................         78.9         (0.4)         (2.0)           3.7          80.2
Operating & Other Equipment...................        717.7         73.2         (32.4)          19.0         777.5
Furniture and Fixtures........................      1,958.0        178.2        (250.9)         111.4       1,996.7
Central Office Equipment......................     13,182.3        166.9        (555.8)       1,100.5      13,893.9
Outside Plant.................................     17,050.8        653.0(d)     (194.8)         304.5      17,813.5
Station Equipment.............................      1,267.2         48.4        (708.9)           5.9         612.6
Capital Leases................................         70.4          3.8         (11.9)          (0.1)         62.2
Construction in Progress......................        264.6      1,753.7(e)        0.0       (1,578.2)        440.1
Other Plant...................................         25.5         24.7          (0.3)         (34.4)         15.5
                                                ------------  ----------    -----------   -----------  -------------
    Total Property, Plant and Equipment.......   $ 37,155.0   $  2,927.0    $ (1,766.1)   $       8.4   $  38,324.3
                                                ------------  ----------    -----------   -----------  -------------
                                                ------------  ----------    -----------   -----------  -------------

The notes on Page 45 are an integral part of this Schedule.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN MILLIONS)

                    COL. A                          COL. B       COL. C        COL. D        COL. E       COL. F
- --------------------------------------------------------------------------------------------------------------------

                                                  BALANCE AT   ADDITIONS                     OTHER      BALANCE AT
                                                 BEGINNING OF   AT COST      RETIREMENTS    CHANGES       END OF
                CLASSIFICATION                      PERIOD        (A)            (B)          (C)         PERIOD
- --------------------------------------------------------------------------------------------------------------------
Land & Land Improvements.......................   $    152.1   $      0.8    $      0.0    $      1.2   $     154.1
Buildings and Building Improvements............      2,315.1         25.9          (8.9)         53.4       2,385.5
Leasehold Improvements.........................         56.9          0.9          (1.7)         22.8          78.9
Operating & Other Equipment....................        539.2         86.5         (34.7)        126.7         717.7
Furniture and Fixtures.........................      1,770.4        143.3        (214.9)        259.2       1,958.0
Central Office Equipment.......................     12,467.9        201.7        (798.6)      1,311.3      13,182.3
Outside Plant..................................     16,340.8        674.2(d)     (240.5)        276.3      17,050.8
Station Equipment..............................      1,399.1         52.0        (189.1)          5.2       1,267.2
Capital Leases.................................         59.9         22.7         (55.0)         42.8          70.4
Construction in Progress.......................        394.3      1,682.0(e)        0.7      (1,812.4)        264.6
Other Plant....................................        286.6          0.3          (0.4)      ( 261.0)         25.5
                                                 ------------  ----------    -----------   ----------  -------------
    Total Property, Plant and Equipment........   $ 35,782.3   $  2,890.3    $ (1,543.1)   $     25.5   $  37,155.0
                                                 ------------  ----------    -----------   ----------  -------------
                                                 ------------  ----------    -----------   ----------  -------------
                                                NOTES TO SCHEDULE V

(a) Additions shown include: (1) the original cost (estimated if not known) of reused material, which is concurrently credited to material and supplies, and (2) interest charged construction.
(b)  Items  of  telephone  plant when  retired  or  sold are  deducted  from the property accounts at the amounts at which they are included therein, estimated if not known.
(c) Amounts in COL. E. -- Other Changes for the year ended December 31, 1991 represent primarily the reclassification of beginning balances of property, plant and equipment for all BellSouth Telecommunications, Inc. companies other than South Central Bell and Southern Bell to conform to current year presentation.
(d) The material components of additions to Outside Plant are aerial, underground and buried cable, and conduit systems.
(e) The material components of Construction in Progress are Central Office Equipment, Outside Plant and Data Processing Equipment.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                     COL. A                           COL. B       COL. C         COL. D        COL. E        COL. F
- ------------------------------------------------------------------------------------------------------------------------

                                                                  ADDITIONS
                                                    BALANCE AT   CHARGED TO                                 BALANCE AT
                                                   BEGINNING OF    EXPENSE                       OTHER        END OF
                 CLASSIFICATION                       PERIOD         (A)        RETIREMENTS     CHANGES       PERIOD
- ------------------------------------------------------------------------------------------------------------------------
Buildings and Building Improvements..............   $    610.8    $    50.7     $    (20.1)    $     6.1    $     647.5
Leasehold Improvements...........................         44.2          7.4           (1.2)         (0.2)          50.2
Operating & Other Equipment......................        328.4         57.2          (52.2)         (0.7)         332.7
Furniture and Fixtures...........................        941.8        295.1         (151.1)          1.2        1,087.0
Central Office Equipment.........................      5,204.9      1,365.2(d)      (737.5)         (0.4)       5,832.2
Outside Plant....................................      7,380.8      1,018.5(e)      (248.1)         (0.6)       8,150.6
Station Equipment................................        349.1         46.7          (40.3)          0.2          355.7
Capital Leases...................................         28.6         11.6          (10.6)          0.2           29.8
Depreciation Reserve Imbalance (c)...............        123.8         47.6            0.0           0.0          171.4
                                                   ------------  -----------    -----------        -----   -------------
    Total Accumulated Depreciation...............   $ 15,012.4    $ 2,900.0     $ (1,261.1)    $     5.8    $  16,657.1
                                                   ------------  -----------    -----------        -----   -------------
                                                   ------------  -----------    -----------        -----   -------------

                          YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN MILLIONS)

                     COL. A                           COL. B       COL. C         COL. D        COL. E        COL. F
- ------------------------------------------------------------------------------------------------------------------------

                                                                  ADDITIONS
                                                    BALANCE AT   CHARGED TO                                 BALANCE AT
                                                   BEGINNING OF    EXPENSE                       OTHER        END OF
                 CLASSIFICATION                       PERIOD         (A)        RETIREMENTS     CHANGES       PERIOD
- ------------------------------------------------------------------------------------------------------------------------
Buildings and Building Improvements..............   $    569.6    $    50.2     $     (9.0)    $     0.0    $     610.8
Leasehold Improvements...........................         42.3          4.7           (2.0)         (0.8)          44.2
Operating & Other Equipment......................        304.0         53.0          (32.5)          3.9          328.4
Furniture and Fixtures...........................        856.0        334.8         (250.7)          1.7          941.8
Central Office Equipment.........................      4,406.0      1,354.9(d)      (555.8)         (0.2)       5,204.9
Outside Plant....................................      6,739.8        835.7(e)      (194.8)          0.1        7,380.8
Station Equipment................................        933.2        124.7         (708.9)          0.1          349.1
Capital Leases...................................         25.9         14.7          (11.9)         (0.1)          28.6
Depreciation Reserve Imbalance (c)...............         36.5         87.2            0.0           0.1          123.8
                                                   ------------  -----------    -----------   -----------  -------------
    Total Accumulated Depreciation...............   $ 13,913.3    $ 2,859.9     $ (1,765.6)    $     4.8    $  15,012.4
                                                   ------------  -----------    -----------   -----------  -------------
                                                   ------------  -----------    -----------   -----------  -------------

The notes on Page 47 are an integral part of this Schedule.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                    SCHEDULE VI -- ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN MILLIONS)

                     COL. A                          COL. B       COL. C         COL. D       COL. E       COL. F
- ---------------------------------------------------------------------------------------------------------------------

                                                                 ADDITIONS
                                                   BALANCE AT   CHARGED TO                     OTHER     BALANCE AT
                                                  BEGINNING OF    EXPENSE                     CHANGES      END OF
                 CLASSIFICATION                      PERIOD         (A)        RETIREMENTS      (B)        PERIOD
- ---------------------------------------------------------------------------------------------------------------------
Buildings and Building Improvements.............   $    528.3    $    52.4     $    (11.9)   $     0.8   $     569.6
Leasehold Improvements..........................         30.7          8.2           (2.3)         5.7          42.3
Operating & Other Equipment.....................        205.4         62.8         ( 30.5)        66.3         304.0
Furniture and Fixtures..........................        696.1        265.7         (155.0)        49.2         856.0
Central Office Equipment........................      4,032.5      1,158.4(d)      (784.5)        (0.4)      4,406.0
Outside Plant...................................      6,149.8        857.8(e)      (267.5)        (0.3)      6,739.8
Station Equipment...............................      1,039.2         68.8         (176.0)         1.2         933.2
Capital Leases..................................         31.6         17.8          (59.5)        36.0          25.9
Depreciation Reserve Imbalance (c)..............       (299.2)       273.1            0.0         62.6          36.5
Other Plant.....................................        128.7          0.0            0.0       (128.7)          0.0
                                                  ------------  -----------    -----------   ---------  -------------
    Total Accumulated Depreciation..............   $ 12,543.1    $ 2,765.0     $ (1,487.2)   $    92.4   $  13,913.3
                                                  ------------  -----------    -----------   ---------  -------------
                                                  ------------  -----------    -----------   ---------  -------------
                                                NOTES TO SCHEDULE VI

(a) Depreciation as stated in the statements of income includes certain minor amounts which are not credited to this account.
(b) Amounts in Col. E -- Other Changes for the year ended December 31, 1991 represent primarily the reclassification of beginning balances of accumulated depreciation of all BellSouth Telecommunications, Inc. companies other than South Central Bell and Southern Bell to conform to current year presentation.
(c) Classification authorized by the FCC and state regulatory commissions to improve capital recovery.
(d) The material components of additions to Central Office Equipment are analog switching equipment, digital electronic switching equipment and circuit equipment.
(e) The material components of additions to Outside Plant are aerial, underground and buried cable, and conduit systems.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                             (DOLLARS IN MILLIONS)

                COL. A                      COL. B                COL. C                 COL. D         COL. E
- ------------------------------------------------------------------------------------------------------------------

                                                                 ADDITIONS
                                                       -----------------------------
                                          BALANCE AT                   CHARGED TO                     BALANCE AT
                                         BEGINNING OF   CHARGED TO        OTHER                         END OF
              DESCRIPTION                   PERIOD      EXPENSE(A)     ACCOUNTS(B)    DEDUCTIONS(C)     PERIOD
- ------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
  1993.................................        $87.2          105.9          121.8           230.3          $84.6
  1992.................................        $85.0          122.2          147.8           267.8          $87.2
  1991.................................        $79.6          139.8          141.7           276.1          $85.0

- ------------------------
(a) Provision for uncollectibles as stated in the statements of income includes certain minor uncollectible items which are written off directly and not credited to the allowance account.
(b) Amounts include increases to this account for anticipated uncollectibles related to purchased receivables and for recoveries of amounts previously written off.
(c)  Amounts written off as uncollectible.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                                                                                            Column B
                                                                               ----------------------------------
                                  Column A
- -----------------------------------------------------------------------------     Charged to Costs or Expenses
                                                                               ----------------------------------
                                    Item                                          1993        1992        1991
- -----------------------------------------------------------------------------  ----------  ----------  ----------
Maintenance..................................................................  $  2,510.3  $  2,510.4  $  2,349.7
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
TAXES, OTHER THAN INCOME AND PAYROLL-RELATED
 Property....................................................................  $    413.9  $    400.2  $    399.1
 Gross receipts..............................................................       157.4       145.8       137.7
 Other.......................................................................        23.4        24.7        24.9
                                                                               ----------  ----------  ----------
    Total Taxes, Other Than Income and Payroll-related.......................  $    594.7  $    570.7  $    561.7
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------