Form 10-Q
period 1994-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1994-05-13
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549




FORM 10-Q
       (Mark One)
             _
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

OR
             _
            | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to


Commission file number 1-1049





BellSouth Telecommunications, Inc.
(Exact name of registrant as specified in its charter)


            Georgia                            58-0436120
            (State of                          (I.R.S. Employer
            Incorporation)                     Identification Number)


675 West Peachtree Street, N. E., Atlanta, Georgia  30375
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number 404 529-8611

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF BELLSOUTH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X .   No    .

PART I - FINANCIAL INFORMATION

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Millions)

                                                  For the Three Months
                                                     Ended March 31,
                                                 1994               1993

                                                                  (Restated)
Operating Revenues:
  Local service                                $1,679.7           $1,618.4
  Interstate access                               802.4              749.4
  Intrastate access                               230.1              215.5
  Toll                                            300.2              305.1
  Other                                           513.4              448.6

    Total Operating Revenues                    3,525.8            3,337.0

Operating Expenses:
  Cost of services and products                 1,315.7            1,339.4
  Depreciation and amortization                   728.9              706.5
  Selling, general and administrative             561.9              550.6

    Total Operating Expenses                    2,606.5            2,596.5

Operating Income                                  919.3              740.5
Interest Expense                                  135.5              147.5
Other Income (Expense), net                         4.0               (2.8)

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle        787.8              590.2

Provision for Income Taxes                        291.7              202.3

Income Before Cumulative Effect of
  Change in Accounting Principle                  496.1              387.9
Cumulative Effect of Change in
  Accounting Principle, net of tax                 -                 (64.8)

        Net Income                             $  496.1           $  323.1


Retained Earnings:
  At beginning of period                       $3,180.0           $3,967.0
  Net Income                                      496.1              323.1
  Dividends declared                             (387.1)            (384.3)
  At end of period                             $3,289.0           $3,905.8

The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                                  March 31,       December 31,
                                                    1994             1993
                                                 (Unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                      $   161.8          $    84.3
  Accounts receivable, net of
   allowance for uncollectibles of $86.2
   and $84.6                                       2,128.9            2,229.0
  Material and supplies                              361.9              374.3
  Other current assets                               313.9              253.8
                                                   2,966.5            2,941.4

 Investments In and Advances to Affiliates           242.1              238.2

 Property, Plant and Equipment, net               23,378.6           23,444.4


 Deferred Charges and Other Assets                   487.4              471.2

    Total Assets                                 $27,074.6          $27,095.2

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year                  $ 1,008.5          $ 1,094.6
  Accounts payable                                   948.3            1,037.1
  Other current liabilities                        2,402.8            2,415.4
                                                   4,359.6            4,547.1

 Long-Term Debt                                    6,562.2            6,546.5

 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                2,875.2            2,831.4
  Unamortized investment tax credits                 498.4              515.9
  Other liabilities and deferred credits           2,010.6            1,994.7
                                                   5,384.2            5,342.0

 Shareholder's Equity:
  Common stock, one share, no par value            7,479.6            7,479.6
  Retained earnings                                3,289.0            3,180.0
                                                  10,768.6           10,659.6

    Total Liabilities and Shareholder's Equity   $27,074.6          $27,095.2

The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                        For the Three Months
                                                           Ended March 31,
                                                        1994           1993
                                                                    (Restated)
Cash Flows from Operating Activities:
   Net income.......................................  $  496.1       $  323.1
   Adjustments to net income:
      Depreciation..................................     727.9          706.1
      Provision for losses on bad debts.............      33.1           34.8
      Change in accounting principle, net of tax....       -             64.8
      Deferred income taxes and unamortized
       investment tax credits.......................     (29.0)         (50.2)
      Allowance for funds used during construction..      (4.0)          (5.4)
      Net change in accounts receivable.............      67.0          (27.8)
      Net change in material and supplies...........     (14.6)           (.7)
      Net change in accounts payable and
       other current liabilities....................    (120.2)        (167.2)
      Net change in deferred charges and
       other assets.................................     (77.9)         (53.6)
      Net change in other liabilities and
       deferred credits.............................      72.3           28.2
      Other reconciling items, net..................     (17.8)          11.6

         Net cash provided by operating activities..   1,132.9          863.7

Cash Flows from Investing Activities:
   Capital expenditures.............................    (636.5)        (659.6)
   Proceeds from disposals of property, plant
    and equipment...................................      23.8           12.8
   Other investing activities, net..................       (.2)           (.5)

         Net cash used for investing activities.....    (612.9)        (647.3)

Cash Flows from Financing Activities:
   Proceeds from short-term borrowings..............   2,709.0        2,380.0
   Repayments of short-term borrowings..............  (2,795.5)      (2,215.1)
   Advances from parent and affiliates..............     161.4          117.9
   Repayment of advances from parent and affiliates.    (145.8)         (99.0)
   Proceeds of long-term debt.......................       -            425.0
   Repayment of long-term debt......................       (.1)        (439.6)
   Payment of call premium..........................       -             (5.3)
   Payment of capital lease obligations.............      (3.1)          (2.9)
   Equity investment of parent......................       -              5.0
   Dividends paid to parent.........................    (368.4)        (386.7)

      Net cash used for financing activities........    (442.5)        (220.7)

Net Increase/(Decrease) in Cash and
 Cash Equivalents...................................      77.5           (4.3)
Cash and Cash Equivalents at Beginning of Period....      84.3          133.0
Cash and Cash Equivalents at End of Period..........  $  161.8        $ 128.7

The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions)
(Unaudited)

(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth Telecommunications believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation ("BellSouth").

(b) Supplemental Cash Flow Information

BellSouth Telecommunications considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows":

                                                        For the Three Months
                                                           Ended March 31,
                                                       1994             1993
Cash paid during the period for:
    Income taxes..................................    $125.2           $ 77.7

    Interest......................................    $148.0           $190.5

(c) SFAS No. 112, "Employers' Accounting for Postemployment Benefits"

In the fourth quarter of 1993, BellSouth Telecommunications adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in accounting principle was $64.8. Because the change in accounting was retroactive to January 1, 1993, the consolidated financial statements at March 31, 1993 and for the three months then ended have been restated to reflect the adoption of the accounting standard.

BELLSOUTH TELECOMMUNICATIONS, INC.
SELECTED OPERATING DATA
(Unaudited)

Network Access Lines in Service at March 31 (In Thousands)(a):
                                                            Percentage
                                                        Gain/(Loss) for the
                                                        Three Months Ended
                                                             March 31,
                                                        1994 vs.     1993 vs.
                                              1994        1993         1992
By Category:
  Residence                                 13,880.2       3.10          2.90
  Business                                   5,479.2       6.23          5.48
  Other                                        253.3      (2.88)        (5.64)
    Total Access Lines                      19,612.7       3.87          3.46

By State:
  Alabama                                    1,687.6       3.48          3.21
  Florida                                    5,171.5       4.17          3.63
  Georgia                                    3,224.4       4.65          4.75
  Kentucky                                   1,041.3       3.00          2.92
  Louisiana                                  1,988.6       2.68          2.08
  Mississippi                                1,094.8       3.52          2.52
  North Carolina                             1,923.7       4.39          3.41
  South Carolina                             1,216.1       2.95          2.61
  Tennessee                                  2,264.7       4.07          3.95
    Total Access Lines                      19,612.7       3.87          3.46

                                            For the           Percentage
                                             Three        Gain/(Loss) for the
                                             Months       Three Months Ended
                                             Ended             March 31,
                                            March 31,     1994 vs.    1993 vs.
                                              1994          1993        1992

Access Minutes of Use (In Millions)(a)(b):
  Interstate                                14,050.8        7.94          5.55
  Intrastate                                 4,005.6       11.39          6.74

     Total                                  18,056.4        8.69          5.80

Toll Messages (In Millions)(a)(c)              388.6        5.83         (2.40)



(a) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.

(c) Effective in 1994, Toll Messages include messages completed under Optional Calling Plans. Prior period Toll Messages volumes have been restated to reflect this change. See "Management's Discussion and Analysis of Results of Operations -- Business Volumes."

BELLSOUTH TELECOMMUNICATIONS, INC.
SELECTED OPERATING DATA - (Continued)
(Unaudited)

                                       For the Three
                                       Months Ended
                                         March 31,     Year Ended December 31,
                                           1994       1993 1992 1991 1990 1989

Ratio of Earnings to Fixed Charges (d)     5.94       3.17 4.53 3.86 4.23 4.15


(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                                               At March 31,
                                                            1994          1993

Debt Ratio (e)                                              40.8%         39.1%


(e) This ratio is calculated by dividing the sum of debt maturing within one year and long-term debt, net of unamortized debt issuance costs, by the sum of shareholder's equity, debt maturing within one year and long-term debt, net of unamortized debt issuance costs.

Sources of Revenues

Approximately 85% and 87% of BellSouth Telecommunications' Total Operating Revenues for the three month periods ended March 31, 1994 and 1993, respectively, were from wireline services. Charges for local service, access services and toll messages for the three months ended March 31, 1994 accounted for approximately 56%, 34%, and 10%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, customer premises equipment sales and other nonregulated services.

BELLSOUTH TELECOMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Dollars in Millions)


BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") is a wholly-owned subsidiary of BellSouth Corporation ("BellSouth") and is headquartered in Atlanta, Georgia. BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas ("LATAs"), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, telecommunications-related services and products are provided both inside and outside the nine-state BellSouth Telecommunications' region.

Results of Operations

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change

Net Income              $496.1          $323.1       53.5%

Reported earnings for the three months ended March 31, 1994 are a BellSouth Telecommunications record for a quarterly period. Net Income increased $173.0 (53.5%) for the three month period ended March 31, 1994 when compared to the restated results for the same period in 1993. The increase was attributable to revenue growth, driven by improved business volumes, cost control efforts, including expense savings attributable to the restructuring plan implemented in 1993, and the impact of charges in 1993 of $64.8 for the retroactive adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and approximately $25 associated with severe 1993 winter weather conditions. After adjusting for the effect of these unusual items, Net Income increased $83.2 (20.2%).

Business Volumes

Growth in access lines was particularly strong. The number of access lines in service since March 31, 1993 increased by approximately 730,300, or 3.87%, to 19,612,700, compared to a 3.46% rate of increase for the same prior year period. The overall increase, led by growth in Georgia, North Carolina, Florida and Tennessee, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second residential lines. The growth rates for residence and business lines of 3.10% and 6.23%, respectively, for the current quarter improved compared to growth rates of 2.90% and 5.48%, respectively, for the same period in 1993.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,443.5 million (8.69%) for the three month period ended March 31, 1994, a significant improvement over the 5.80% increase for the same period last year. The increase in access minutes of use was partially attributable to access line growth and also to intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under Optional Calling Plans ("OCPs"), which provide reduced rates for toll calls within a LATA. Prior period toll messages volumes have been restated to reflect this change. Service pricing under OCPs has resulted in volume growth. Accordingly, the trend of declining toll messages volumes in prior periods has been mitigated to some extent by the inclusion of messages completed under these plans.

For the three month period ended March 31, 1994, toll messages increased by 21.4 million (5.83%) compared to a restated decrease of 2.40% for the corresponding period in 1993. The improvement reflects the inclusion in both periods of the negative impact of significant expanded local area calling plans and the growth of messages completed under OCPs. Implementation of additional expanded local area calling plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. These plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

See "Selected Operating Data."

Operating Revenues

Total Operating Revenues increased $188.8 (5.7%) for the three month period ended March 31, 1994 when compared to the corresponding period in 1993. The components of Total Operating Revenues, including percentage changes, were as follows:

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change

Local Service           $1,679.7        $1,618.4      3.8%

Interstate Access          802.4           749.4      7.1%

Intrastate Access          230.1           215.5      6.8%

Toll                       300.2           305.1     (1.6%)

Other                      513.4           448.6     14.4%

  Total Operating
   Revenues             $3,525.8        $3,337.0      5.7%

Local Service revenues increased $61.3 (3.8%) for the three month period ended March 31, 1994 as compared to the same period in 1993. The increase was primarily attributable to an increase in access lines in service since March 31, 1993. In addition, growth in revenues from local area calling plans, which shift revenues from Toll to Local Service, contributed to the increase for the quarter. The increase was partially offset by rate reductions, principally in Louisiana and Florida.

Interstate Access revenues increased $53.0 (7.1%) for the three month period ended March 31, 1994 as compared to the same prior year period. The growth for the quarter was attributable to increased rates effective July 1, 1993, growth in minutes of use, increases in end user charges due primarily to access line growth and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by revenue deferrals under the Federal Communications Commission's ("FCC") price cap plan and decreased net settlements with the National Exchange Carriers Association. Since BellSouth Telecommunications' earnings remain in the sharing range of the FCC's current price cap plan and because of other factors, it is unlikely that significant revenue growth in this category can be sustained over the long term.

Intrastate Access revenues increased $14.6 (6.8%) for the three month period ended March 31, 1994 from the comparable 1993 period. The increase was due to growth in minutes of use, increased net settlements with independent telephone companies and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by rate reductions since March 31, 1993.

Toll revenues decreased $4.9 (1.6%) for the three month period ended March 31, 1994 compared to the same prior year period. The decrease for the three month period was due to rate reductions since March 31, 1993, including the impact of local area calling plans which shift revenues to Local Service, and decreased net settlements with independent telephone companies. The decrease was partially offset by growth in toll message volumes, reflecting improvements related in part to optional calling plans.

Other revenues are principally comprised of revenues from publishing rights fees, customer premises equipment ("CPE") sales and maintenance services, billing and collection services, cellular interconnect services and other nonregulated services (primarily inside wire services).

Other revenues increased $64.8 (14.4%) for the three month period ended March 31, 1994 when compared to the corresponding 1993 period. The increase was attributable in part to volume growth in the CPE businesses, growth in publishing rights and cellular interconnect fees and higher demand for voice messaging and inside wire services. In addition, reported revenues increased due to nonrecurring adjustments in certain states and the net effect of intrastate sharing accruals in both first quarter periods.

See "Business Volumes."

Operating Expenses

The components of Total Operating Expenses are Depreciation and Amortization, Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. For the quarter, Total Operating Expenses increased $10.0 (0.4%) compared to the same period in 1993, the components of which were as follows:

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change

Depreciation and
 Amortization           $  728.9        $  706.5     3.2%

Cost of Services
  and Products           1,315.7         1,339.4    (1.8%)
Selling, General and
  Administrative           561.9           550.6     2.1%

Other Operating
 Expenses                1,877.6         1,890.0    (0.7%)

Total Operating
 Expenses               $2,606.5        $2,596.5     0.4%

  Depreciation and Amortization increased $22.4 (3.2%) due to higher levels of property, plant and equipment since March 31, 1993 resulting from continued growth in the customer base and continued modernization of the network. In addition, higher depreciation rates in certain jurisdictions contributed to the increase. The effect of the expiration of inside wire and reserve deficiency amortizations partially offset the increase for the period.

Other Operating Expenses decreased $12.4 (0.7%) due primarily to expense savings attributable to a reduction of approximately 2,100 employees since March 31, 1993 and the inclusion of approximately $40 of expenses related to severe weather conditions during first quarter 1993. The decrease was partially offset by increased expenses attributable to overtime compensation, annual compensation increases for management and craft employees and volume growth in the CPE businesses. Of the overall reduction in employees at BellSouth Telecommunications, approximately 1,500 were attributable to the restructuring plan announced in the fourth quarter of 1993.

                        For the Three Months
                           Ended March 31,           Percentage
                        1994            1993         Change


Interest Expense        $135.5          $147.5       (8.1%)

Other Income, net          4.0            (2.8)           -

Provision for            291.7           202.3       44.2%
 Income Taxes


Interest Expense decreased $12.0 (8.1%) for the three month period as compared to the same 1993 period. The decrease was due primarily to a decline in interest rates on indebtedness, which resulted from refinancings of long-term debt at lower interest rates.

Provision for Income Taxes increased $89.4 (44.2%) for the three months ended March 31, 1994 over the comparable 1993 period. The increase was due primarily to a higher level of pre-tax income and, to a lesser extent, the one percent increase in the Federal statutory income tax rate for corporations.

Other Matters

Restructuring of Telephone Operations

Since implementation in fourth quarter 1993 of BellSouth Telecommunications' overall plan to redesign and streamline its telephone operations by the end of 1996, the workforce has been reduced by approximately 1,500 employees, including 200 during the first quarter of 1994. In the first quarter of 1994, cash expenditures by BellSouth Telecommunications related to the ongoing implementation of the restructuring plan were approximately $40. At March 31, 1994, the liability associated with future restructuring activities was $1,043

BellSouth Telecommunications expects to reduce the workforce by an additional 3,500 employees by the end of 1994 as a part of the restructuring plan. Cash expenditures of approximately $450 are expected during the remainder of 1994 in connection with the additional workforce reductions, consolidation, elimination and centralization of certain business operations and changes to information systems used primarily to provide services to existing customers.

Business Disposition

In April 1994, BellSouth Communication Systems, Inc., a wholly-owned subsidiary, disposed of its customer premises equipment sales and service operations outside the nine-state wireline region. The disposition will not materially affect BellSouth Telecommunications' future operating results.


Regulatory Environment

Accounting Under SFAS No. 71

BellSouth Telecommunications continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." BellSouth Telecommunications, for strategic and business planning purposes, continuously monitors and evaluates the impacts of both existing and potential competitive factors. If, in BellSouth Telecommunications' judgment, changes in the competitive structure of the telecommunictions industry dictate that it could not charge prices to customers which provide for the recovery of costs, SFAS No. 71 would no longer apply. Additionally, if BellSouth Telecommunications is successful in altering the existing regulatory framework and achieving price regulation, the accounting under SFAS No. 71 would be discontinued since such plans do not provide for the recovery of specific costs.

BellSouth Telecommunications currently believes that the existing and anticipated levels of competition still permit prices based on costs to be
charged to and collected from customers.   However, the rapid pace of change in
the industry is making it increasingly likely that BellSouth Telecommunications will be required to discontinue its accounting under SFAS No. 71 in the future. If the accounting under SFAS No. 71 were to be discontinued due to the overall level of competition or to changes in regulatory frameworks, the effect on BellSouth Telecommunications' financial condition and results of operations would be material. Specific financial impacts would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

Annual Access Tariff

In April 1994, the 1994 Annual Access Tariff was filed with the Federal Communications Commission with proposed access charges scheduled to become effective on July 1, 1994. The filing proposes to decrease rates by $28 annually. BellSouth Telecommunications elected to retain a productivity offset factor of 3.3%, which has applied since July 1, 1993.

Kentucky

As a part of the objective to align the regulatory framework and processes with the increasingly competitive telecommunications environment, BellSouth Telecommunications filed with the Kentucky Public Service Commission in March 1994 a proposed price regulation plan which, if adopted, would replace the current incentive regulation plan that is scheduled to expire on May 31, 1994. Under the proposed plan, the regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic residential rates would not increase for three years, residential touchtone charges would be eliminated over a four-year period, intrastate switched access charges would be reduced to interstate levels and prices for non-basic services would be based on market factors. Hearings on the proposal are scheduled for the fall of 1994.

Louisiana

As previously disclosed, BellSouth Telecommunications filed a petition with the Louisiana Public Service Commission in January 1994 requesting a price regulation plan. In May 1994, the Lousisiana Commission scheduled hearings on the proposal for the fall of 1994.

South Carolina

Traditional rate of return regulation is currently in effect in South Carolina. However, during April 1994, legislation was enacted which would permit the South Carolina Public Service Commission to adopt alternative forms of regulation, including price regulation.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

              Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

              Exhibit
              Number

              4 No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Telecommunications, Inc. is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Telecommunications, Inc. hereby agrees to furnish a copy of any such instrument to the SEC upon request.

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (Page 7 of this Form 10-Q).


        (b) Reports on Form 8-K:

              January 5, 1994 - Settlement with Florida's Office of
                                Public Counsel

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BELLSOUTH TELECOMMUNICATIONS, INC.

                                           By        /s/  Patrick H. Casey
                                                          PATRICK H. CASEY
                                                 Vice President and Comptroller
                                                 (Principal Accounting Officer)

May 12, 1994