Form 10-Q
period 1994-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1994-08-12
CIK 92088

SECURITIES AND EXCHANGE COMMISSION


WASHINGTON, D. C.  20549




FORM 10-Q
       (Mark One)
             _
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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
(In Millions)

                                 For the Three Months     For the Six Months
                                     Ended June 30,          Ended June 30,
                                   1994        1993         1994        1993
                                                                     (Restated)
Operating Revenues:
  Local service                  $1,709.7    $1,624.6     $3,389.4    $3,243.0
  Interstate access                 765.0       718.5      1,567.4     1,467.9
  Intrastate access                 230.4       217.7        460.5       433.2
  Toll                              300.4       300.0        600.6       605.1
  Other                             436.4       460.2        949.8       908.8
    Total Operating Revenues      3,441.9     3,321.0      6,967.7     6,658.0

Operating Expenses:
   Cost of services
    and products                  1,293.9     1,283.6      2,609.6     2,623.0
   Depreciation and amortization    728.5       709.1      1,457.4     1,415.6
   Selling, general
    and administrative              539.2       559.3      1,101.1     1,109.9
     Total Operating Expenses     2,561.6     2,552.0      5,168.1     5,148.5

Operating Income                    880.3       769.0      1,799.6     1,509.5
Interest Expense                    126.3       149.4        261.8       296.9
Other Income (Expense), net           5.3         6.4          9.3         3.6
Income Before Income Taxes,
  Extraordinary Loss and
  Cumulative Effect of Change
  in Accounting Principle           759.3       626.0      1,547.1     1,216.2
Provision for Income Taxes          284.5       215.7        576.2       418.0
Income Before Extraordinary
  Loss and Cumulative Effect
  of Change in Accounting
  Principle                         474.8       410.3        970.9       798.2
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                         -          (55.4)        -          (55.4)
Cumulative Effect of Change
  in Accounting Principle,
  net of tax                         -           -            -          (64.8)
      Net Income                 $  474.8    $  354.9     $  970.9    $  678.0

Retained Earnings:
  At beginning of period         $3,289.0    $3,905.8     $3,180.0    $3,967.0
  Add: Net Income                   474.8       354.9        970.9       678.0
  Deduct: Dividends declared        437.7       407.0        824.8       791.3
  At end of period               $3,326.1    $3,853.7     $3,326.1    $3,853.7


The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                                    June 30,     December 31,
                                                      1994           1993
                                                   (Unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                       $   106.2         $    84.3
  Accounts receivable, net of
   allowance for uncollectibles of $84.9
   and $84.6                                        2,164.2           2,229.0
  Material and supplies                               343.5             374.3
  Other current assets                                244.6             253.8
                                                    2,858.5           2,941.4

 Investments In and Advances To Affiliates            244.5             238.2

 Property, Plant and Equipment, net                23,441.8          23,444.4


 Deferred Charges and Other Assets                    499.0             471.2

    Total Assets                                  $27,043.8         $27,095.2

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year                   $ 1,187.5         $ 1,094.6
  Accounts payable                                  1,036.8           1,037.1
  Other current liabilities                         2,085.3           2,415.4
                                                    4,309.6           4,547.1

 Long-Term Debt                                     6,542.6           6,546.5

 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                 2,821.0           2,831.4
  Unamortized investment tax credits                  481.0             515.9
  Other liabilities and deferred credits            2,130.9           1,994.7
                                                    5,432.9           5,342.0

 Shareholder's Equity:
  Common stock, one share, no par value             7,432.6           7,479.6
  Retained earnings                                 3,326.1           3,180.0
                                                   10,758.7          10,659.6

    Total Liabilities and Shareholder's Equity    $27,043.8         $27,095.2





The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                        For the Six Months
                                                           Ended June 30,
                                                        1994           1993
                                                                    (Restated)
Cash Flows from Operating Activities:
   Net income.......................................  $  970.9       $  678.0
   Adjustments to net income:
      Depreciation..................................   1,455.5        1,414.7
      Provision for losses on bad debts.............      60.8           63.6
      Write-off of unamortized debt issuance
       costs due to early extinguishment of debt....       -             32.8
      Change in accounting principle, net of tax....       -             64.8
      Deferred income taxes and unamortized
       investment tax credits.......................     (89.2)        (126.7)
      Allowance for funds used during construction..      (8.8)         (12.2)
      Change in accounts receivable.................     (19.9)        (162.4)
      Change in material and supplies...............     (54.1)         (24.1)
      Change in accounts payable and
       other current liabilities....................    (320.3)        (287.6)
      Change in deferred charges and
       other assets.................................     (28.1)         (23.1)
      Change in other liabilities and
       deferred credits.............................     180.7           99.0
      Other reconciling items, net..................       4.1            4.4
         Net cash provided by operating activities..   2,151.6        1,721.2

Cash Flows from Investing Activities:
   Capital expenditures.............................  (1,403.5)      (1,405.6)
   Proceeds from disposals of property, plant
    and equipment...................................      26.3           34.2
   Investment dispositions..........................      45.2            -
   Purchase of BellSouth Common Stock...............       -           (190.1)
   Other investing activities, net..................        .2           (2.4)
         Net cash used for investing activities.....  (1,331.8)      (1,563.9)

Cash Flows from Financing Activities:
   Proceeds from short-term borrowings..............   5,999.3        5,378.7
   Repayment of short-term borrowings...............  (5,904.7)      (5,076.4)
   Advances from parent and affiliates..............     291.6          197.7
   Repayment of advances from parent
    and affiliates..................................    (294.5)        (166.1)
   Proceeds of long-term debt.......................       -          1,876.0
   Repayment of long-term debt......................       (.2)      (1,342.2)
   Payment of call premium..........................       -            (38.7)
   Payment of capital lease obligations.............      (7.0)          (5.9)
   Equity investment of parent......................     (47.0)          12.8
   Dividends paid to parent.........................    (835.4)        (792.7)
      Net cash provided by/ (used for)
       financing activities.........................    (797.9)          43.2

Net Increase in Cash and
 Cash Equivalents...................................      21.9          200.5
Cash and Cash Equivalents at Beginning of Period....      84.3          133.0
Cash and Cash Equivalents at End of Period..........  $  106.2       $  333.5

The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions)
(Unaudited)

(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth Telecommunications believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K and previous quarterly report on Form 10-Q. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation ("BellSouth").


(b) Supplemental Cash Flow Information

BellSouth Telecommunications considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows":

                                                        For the Six Months
                                                           Ended June 30,
                                                        1994         1993

    Cash paid during the period for:
      Income taxes.................................... $734.2        $586.5

      Interest........................................ $265.1        $335.3


(c) Extraordinary Item

During second quarter 1993, BellSouth Telecommunications issued $1,450.0 of Notes and Debentures to redeem and refinance $1,335.0 aggregate principal amount of eight outstanding Debenture issues. As a result, an extraordinary loss on early extinguishment of debt of $55.4 (net of taxes of $38.5) was recognized for call premiums, unamortized debt discount, premium and issuance costs related to these transactions.

(d) SFAS No. 112, "Employers' Accounting for Postemployment Benefits"

In the fourth quarter of 1993, BellSouth Telecommunications adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in accounting principle was $64.8. Because the change in accounting was retroactive to January 1, 1993, the consolidated financial statements at June 30, 1993 and for the six months then ended (including Retained Earnings at April 1, 1993) have been restated to reflect the adoption of the accounting standard.

BELLSOUTH TELECOMMUNICATIONS, INC.
SELECTED OPERATING DATA
(Unaudited)
Network Access Lines in Service at June 30 (In Thousands)(a):
                                                              Percentage
                                                        Gain/(Loss) for the
                                                            Periods Ended
                                                             June 30,
                                                        1994 vs.     1993 vs.
                                              1994        1993         1992
By Category:
  Residence                                 13,923.9        3.35         2.79
  Business                                   5,569.8        6.56         5.59
  Other                                        252.6       (1.83)       (5.13)
       Total Access Lines                   19,746.3        4.16         3.43

By State:
  Alabama                                    1,694.0        3.51         3.34
  Florida                                    5,206.1        4.44         3.65
  Georgia                                    3,255.8        4.98         4.65
  Kentucky                                   1,045.3        2.88         2.87
  Louisiana                                  2,001.5        3.26         1.89
  Mississippi                                1,098.1        3.71         2.44
  North Carolina                             1,937.9        4.86         4.01
  South Carolina                             1,223.5        3.02         2.36
  Tennessee                                  2,284.1        4.51         3.52
       Total Access Lines                   19,746.3        4.16         3.43

                                                            Percentage
                                                        Gain/(Loss) for the
                                                          Periods Ended
                                                        1994 vs.    1993 vs.
                                              1994        1993        1992

Access Minutes of Use (In Millions)(a)(b):
  Interstate:
    Three months ended March 31             14,050.8       7.94          5.55
    Three months ended June 30              14,422.3       7.59          6.03
    Six months ended June 30                28,473.1       7.77          5.79

  Intrastate:
    Three months ended March 31              4,005.6      11.39          6.74
    Three months ended June 30               4,175.0       9.90          8.79
    Six months ended June 30                 8,180.6      10.63          7.78

  Total Minutes of Use:
    Three months ended March 31             18,056.4       8.69          5.80
    Three months ended June 30              18,597.3       8.10          6.63
    Six months ended June 30                36,653.7       8.39          6.22

Toll Messages (In Millions)(a)(c)
    Three months ended March 31                386.6       5.28         (2.40)
    Three months ended June 30                 397.2       2.12          7.14
    Six months ended June 30                   783.8       3.66          2.28


(a) Prior period operating data are often revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.

(c) Effective in 1994, toll messages include messages completed under optional calling plans. Prior period toll message volumes have been restated to reflect this change. See "Management's Discussion and Analysis of Results of Operations - Business Volumes."

BELLSOUTH TELECOMMUNICATIONS, INC.
SELECTED OPERATING DATA - (Continued)
(Unaudited)

                                       For the Six
                                       Months Ended
                                         June 30,      Year Ended December 31,
                                           1994       1993 1992 1991 1990 1989

Ratio of Earnings to Fixed Charges (d)     6.02       3.17 4.53 3.86 4.23 4.15


(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                                               At June 30,
                                                            1994          1993

Debt Ratio (e)                                              41.4%         40.0%


(e) This ratio is calculated by dividing the sum of debt maturing within one year and long-term debt, net of unamortized debt issuance costs, by the sum of shareholder's equity, debt maturing within one year and long-term debt, net of unamortized debt issuance costs.

Sources of Revenues

Approximately 86% of BellSouth Telecommunications' Total Operating Revenues for the six month periods ended June 30, 1994 and 1993 were from wireline services. Charges for local service, access services and toll messages for the six months ended June 30, 1994 accounted for approximately 56%, 34%, and 10%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, customer premises equipment sales and other nonregulated services.

BELLSOUTH TELECOMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Dollars in Millions)


BellSouth Telecommunications, Inc. ("BellSouth Telecommunications") is a wholly-owned subsidiary of BellSouth Corporation ("BellSouth") and is headquartered in Atlanta, Georgia. BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas ("LATAs"), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region.


Results of Operations

                           For the Six
                       Months Ended June 30,
                         1994         1993

Net Income             $970.9         $678.0

Net Income increased $292.9 (43.2%) for the six month period ended June 30, 1994 when compared to the same prior year period. The increase was attributable to revenue growth, driven by improvement in key business volumes, and cost control efforts, including expense savings attributable to the restructuring plan implemented in 1993. In addition, the increase was due to the effect of charges in 1993 of $64.8, net of tax, for the retroactive adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," $55.4, net of tax, for the refinancing of certain long-term debt issues at lower interest rates and approximately $25 associated with severe 1993 winter weather conditions. After adjusting for the effect of the 1993 charges, net income for the six month period ended June 30, 1994 increased $147.7 (17.9%) when compared to the same period last year.

Business Volumes

Growth in access lines was particularly strong. The number of access lines in service since June 30, 1993 increased by approximately 789,000, or 4.16%, to 19,746,300, compared to a 3.43% rate of increase for the same prior year period. The overall increase, led by growth in Georgia, North Carolina, Tennessee and Florida, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region and an increase in the number of second residential lines. The growth rates in 1994 for residence and business lines of 3.35% and 6.56%, respectively, improved compared to growth rates of 2.79% and 5.59%, respectively, in 1993.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 2,837.5 million (8.39%) for the six month period ended June 30, 1994, compared to an increase of 6.22% for the same period last year. The increase in access minutes of use was partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under Optional Calling Plans ("OCPs"), which provide reduced rates for toll calls within a LATA. Prior period toll message volumes have been restated to reflect this change. Service pricing under OCPs has resulted in volume growth. Accordingly, the trend of declining toll message volumes in prior periods has been mitigated to some extent by the inclusion of messages completed under these plans.

For the six month period ended June 30, 1994, toll messages increased by 27.6 million (3.66%) compared to a restated increase of 2.28% for the corresponding period in 1993. The increase was attributable in part to the growth of messages completed under OCPs. While no new significant local area calling plans have been implemented since 1992, future implementation of such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. These plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

See "Selected Operating Data."

Operating Revenues

Total Operating Revenues increased $309.7 (4.7%) for the six month period ended June 30, 1994 when compared to the corresponding 1993 period. The components of Total Operating Revenues were as follows:

                            For the Six
                       Months Ended June 30,
                         1994         1993

Local Service          $3,389.4     $3,243.0

Interstate Access       1,567.4      1,467.9

Intrastate Access         460.5        433.2

Toll                      600.6        605.1

Other                     949.8        908.8

  Total Operating
   Revenues            $6,967.7     $6,658.0

Local Service revenues increased $146.4 (4.5%) for the six month period ended June 30, 1994 as compared to the same 1993 period. The increase was attributable to an increase in access lines in service since June 30, 1993. In addition, growth in revenues from local area calling plans, which shift revenues from Toll to Local Service, contributed to the increase. The increase was partially offset by the effect of net rate reductions since June 30, 1993, principally in Louisiana.

Interstate Access revenues increased $99.5 (6.8%) for the six month period ended June 30, 1994 as compared to the same prior year period. The increase was attributable to higher rates effective July 1, 1993, growth in minutes of use, increases from end user charges due primarily to access line growth and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by revenue deferrals under the Federal Communications Commission's ("FCC") price cap plan and decreased net settlements with the National Exchange Carriers Association. Since BellSouth Telecommunications' earnings remain in the sharing range of the FCC's current price cap plan and because of other factors, it is unlikely that significant revenue growth in this category can be sustained over the long term.

Intrastate Access revenues increased $27.3 (6.3%) for the six month period ended June 30, 1994 from the comparable 1993 period. The increase was due to growth in minutes of use, increased net settlements with independent telephone companies and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by rate reductions since June 30, 1993.

Toll revenues for the six month period ended June 30, 1994 were essentially unchanged when compared to the same prior year period. Increases attributable to growth in toll message volumes, reflecting improvements related in part to optional calling plans, were offset by rate reductions since June 30, 1993, including the impact of local area calling plans which shift revenues to Local Service.

Other revenues are principally comprised of revenues from publishing rights fees, customer premises equipment ("CPE") sales and maintenance services, billing and collection services, cellular interconnect services and other nonregulated services (primarily inside wire services).

Other revenues increased $41.0 (4.5%) for the six month period ended June 30, 1994 when compared to the corresponding 1993 period. The increase was attributable in part to growth in publishing rights and cellular interconnect fees and higher demand for voice messaging and inside wire services. In addition, the effect of nonrecurring adjustments, related primarily to billing and collection services, and volume growth in the CPE businesses, partially offset by the impact of the sale in April 1994 of the out-of-region CPE sales and service operations, contributed to the increase. Overall revenue growth for the period was reduced by increased intrastate sharing accruals.

See "Business Volumes."

Operating Expenses

The components of Total Operating Expenses are Depreciation and Amortization, Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. Total Operating Expenses increased $19.6 (0.4%) for the six month period ended June 30, 1994 compared to the same period in 1993, the components of which were as follows:

                            For the Six
                       Months Ended June 30,
                         1994         1993

Depreciation and
 Amortization          $1,457.4     $1,415.6

Other Operating Expenses:

  Cost of Services
   and Products         2,609.6      2,623.0
  Selling, General and
   Administrative       1,101.1      1,109.9
                        3,710.7      3,732.9
Total Operating
Expenses               $5,168.1     $5,148.5

Depreciation and Amortization increased $41.8 (3.0%) for the six month period ended June 30, 1994 compared to the same period in 1993. The increase was due to higher levels of property, plant and equipment since June 30, 1993 resulting from continued growth in the customer base and continued modernization of the network. In addition, higher depreciation rates in certain jurisdictions contributed to the increase. The effect of the expiration of inside wire and reserve deficiency amortizations partially offset the increase for the period.

Other Operating Expenses decreased $22.2 (0.6%) due primarily to expense savings attributable to a reduction of approximately 3,000 employees since June 30, 1993, reduced expenses for rents and materials and the inclusion in 1993 of approximately $40 of expenses related to severe weather conditions. The decrease was partially offset by increased expenses attributable to annual compensation increases for management and craft employees, overtime compensation and other expenses, including right-to-use fees. Of the overall reduction in employees, approximately 2,100 were attributable to the restructuring plan announced in the fourth quarter of 1993 and approximately 750 resulted from the sale in April 1994 of the out-of-region CPE sales and service operations.

                            For the Six
                       Months Ended June 30,
                         1994         1993


Interest Expense       $261.8         $296.9

Other Income, net         9.3            3.6

Provision for
 Income Taxes           576.2          418.0


Interest Expense decreased $35.1 (11.8%) for the six month period ended June 30, 1994 compared to the same period last year. The decrease was due primarily to a decline in interest rates on indebtedness, which resulted from refinancings of long-term debt at lower interest rates.

Provision for Income Taxes increased $158.2 (37.8%) for the six month period ended June 30, 1994 over the comparable 1993 period. The increase was due primarily to a higher level of pre-tax income and, to a lesser extent, the one percent increase in the Federal statutory income tax rate for corporations.

Other Matters

Restructuring of Telephone Operations

Since implementation in fourth quarter 1993 of BellSouth Telecommunications' overall plan to redesign and streamline its telephone operations by the end of 1996, the workforce has been reduced by approximately 2,100 employees, including 200 and 600 during the first and second quarters of 1994, respectively. BellSouth Telecommunications expects to reduce the workforce by an additional 2,900 employees by the end of 1994 as a part of the restructuring plan. Cash expenditures through June related to the ongoing implementation of the restructuring plan were approximately $115. The levels of restructuring activities and cash expenditures related to this plan are expected to increase over the restructuring period. At June 30, 1994, the recorded liability associated with the restructuring plan was $957.

Business Developments

Proposed Interactive Media Services Trial. In June, BellSouth applied to the FCC for permission to conduct a trial to deliver cable television service and video dial tone services over the same network. BellSouth plans to undertake this trial to better position the company to respond to the increasingly competitive telecommunications market. If approved by the FCC, BellSouth Telecommunications would construct the network in Chamblee, Georgia and begin service as early as 1995, providing 60 analog channels for cable television service and 300 digital channels for interactive services, most of which would be offered by unaffiliated programming service providers. Specific services expected to be provided and tested over the network include broadcast entertainment, interactive video services, such as video games, enhanced personal computer and communications services, including electronic mail, transactional services, such as home shopping and banking, and customer-choice video services, such as movies-on-demand.

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

Legislative Update

In June, the U.S. House of Representatives passed two bills, H.R. 3626 and H.R. 3636, which could, if enacted into law, significantly affect BellSouth's and BellSouth Telecommunications' business operations and opportunities. Among other things, the provisions of H.R. 3626 would allow Bell Holding Companies, including BellSouth, to transmit and connect cellular telephone and other wireless transmissions, cable television signals and certain information services, whether local or long distance. In addition, H.R. 3626 mandates new federal and state approval processes for the provision of interLATA services over the traditional wireline network. H.R. 3636 provides a regulatory framework for opening cable television and local exchange telecommunications markets to competition. Telecommunications bills are also under consideration in the U.S. Senate. The outcome of this legislation is uncertain.

Modification of Final Judgment

In July, BellSouth and three other Bell Holding Companies jointly filed a motion in the U.S. District Court for the District of Columbia seeking relief from the remaining provisions of the Modification of Final Judgment ("MFJ"), which restricts Bell Holding Companies from providing certain services and entering certain lines of business, such as the provision of interLATA services and the manufacture of telecommunications equipment and CPE. BellSouth and BellSouth Telecommunications believe that the MFJ restrictions are contrary to the public interest in that they impair the effectiveness of competitive markets, harm consumers economically and undermine the efficient development of new technology. Final resolution of this motion is not expected in the near term.

Federal Communications Commission

In June, the United States Court of Appeals for the District of Columbia Circuit overturned the physical collocation requirement of the FCC that would have enabled competitive access providers and other third parties ("CAPs") to establish their interconnection equipment in the central offices of BellSouth Telecommunications and the other local exchange carriers ("LECs"). On remand, the FCC ordered LECs who do not voluntarily continue physical collocation arrangements to offer "virtual collocation" to CAPs whereby the LECs will themselves provide equipment designated by and dedicated exclusively to the CAPs for use by the CAPs in providing competitive local communications services.

South Carolina

In May, BellSouth Telecommunications filed with the South Carolina Public Service Commission a petition to reinstate incentive regulation for the period January 1, 1994 through December 31, 1995. The petition was filed in response to legislation enacted into law in April 1994 which permits the South Carolina Commission to adopt alternative forms of regulation. Traditional rate of return regulation is currently in effect. An earnings review by the South Carolina Commission is currently underway.

Tennessee

In June, the Tennessee Public Service Commission proposed rules to allow local exchange competition in Tennessee. Under the proposal, qualified service providers other than traditional telephone companies could compete in the local exchange telecommunications market. The company has taken the position that competing carriers can not be qualified in BellSouth Telecommunications' service area absent amendment of a state statute that prohibits certification of another network unless the existing network is inadequate. The proposal also provides that traditional telephone companies, such as BellSouth Telecommunications, could elect to operate under price regulation. Following implementation of price regulation, local basic service rates will be capped for four years, after which a formula will be used to change basic rates. All other service prices will not increase for a minimum period of two years after the effective date of price regulation and universal service will be preserved. Hearings on the proposal are scheduled for August 1994.

Georgia

In June, BellSouth Telecommunications filed with the Georgia Public Service Commission a proposed price regulation plan. Under the proposed plan, the regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic rates for residential and single-line business customers will not increase for five years and the rates, terms and conditions for interconnection services and non-basic services would be set by BellSouth Telecommunications based on market considerations.

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

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (Page 10 of this Form 10-Q.)


        (b) Reports on Form 8-K:

              None.

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

August 11, 1994