Form 10-Q
period 1994-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1994-11-14
CIK 92088

SECURITIES AND EXCHANGE COMMISSION


WASHINGTON, D. C.  20549




FORM 10-Q
       (Mark One)
             _
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

PART I -- FINANCIAL INFORMATION

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In Millions)

                                 For the Three Months     For the Nine Months
                                  Ended September 30,      Ended September 30,
                                   1994        1993         1994        1993
                                                                     (Restated)
Operating Revenues:
  Local service                  $1,728.2    $1,669.9      $5,117.6   $4,912.9
  Interstate access                 770.8       759.8       2,338.2    2,227.7
  Intrastate access                 226.6       222.6         687.1      655.8
  Toll                              298.4       305.7         899.0      910.8
  Other                             486.1       489.5       1,435.9    1,398.3
    Total Operating Revenues      3,510.1     3,447.5      10,477.8   10,105.5

Operating Expenses:
   Cost of services
   and products                   1,341.5     1,286.4       3,951.1    3,909.4
   Depreciation and amortization    735.5       722.4       2,192.9    2,138.0
   Selling, general
   and administrative               581.7       607.6       1,682.8    1,717.5
    Total Operating Expenses      2,658.7     2,616.4       7,826.8    7,764.9

Operating Income                    851.4       831.1       2,651.0    2,340.6
Interest Expense                    146.2       128.1         408.0      425.0
Other Income, net                     3.8         9.7          13.1       13.3
Income Before Income Taxes,
  Extraordinary Loss and
  Cumulative Effect of Change
  in Accounting Principle           709.0       712.7       2,256.1    1,928.9
Provision for Income Taxes          247.9       271.7         824.1      689.7
Income Before Extraordinary
  Loss and Cumulative Effect
  of Change in Accounting
  Principle                         461.1       441.0       1,432.0    1,239.2
Extraordinary Loss on Early
  Extinguishment of Debt,
  net of tax                         _           (7.8)          -        (63.2)
Cumulative Effect of Change
  in Accounting Principle,
  net of tax                         -           -              -        (64.8)
      Net Income                 $  461.1    $  433.2      $1,432.0   $1,111.2

Retained Earnings:
  At beginning of period         $3,326.1    $3,853.7      $3,180.0   $3,967.0
  Net Income                        461.1       433.2       1,432.0    1,111.2
  Dividends declared               (365.8)     (366.9)     (1,190.6)  (1,158.2)
  Other adjustments                  -           (9.7)          -         (9.7)
  At end of period               $3,421.4    $3,910.3      $3,421.4   $3,910.3


The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)

                                                  September 30,  December 31,
                                                      1994           1993
                                                   (Unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                       $   121.0         $    84.3
  Accounts receivable, net of
   allowance for uncollectibles of $91.8
   and $84.6                                        2,238.7           2,229.0
  Material and supplies                               338.2             374.3
  Other current assets                                200.0             253.8
                                                    2,897.9           2,941.4

 Investments In and Advances to Affiliates            246.9             238.2

 Property, Plant and Equipment, net                23,628.7          23,444.4

 Deferred Charges and Other Assets                    466.9             471.2

    Total Assets                                  $27,240.4         $27,095.2

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year                   $ 1,168.4         $ 1,094.6
  Accounts payable                                  1,107.9           1,037.1
  Other current liabilities                         2,100.6           2,415.4
                                                    4,376.9           4,547.1

 Long-Term Debt                                     6,537.1           6,546.5

 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                 2,789.3           2,831.4
  Unamortized investment tax credits                  463.5             515.9
  Other liabilities and deferred credits            2,219.6           1,994.7
                                                    5,472.4           5,342.0

 Shareholder's Equity:
  Common stock, one share, no par value             7,432.6           7,479.6
  Retained earnings                                 3,421.4           3,180.0
                                                   10,854.0          10,659.6

    Total Liabilities and Shareholder's Equity    $27,240.4         $27,095.2



The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

                                                        For the Nine Months
                                                         Ended September 30,
                                                        1994           1993

Cash Flows from Operating Activities:
   Net income.......................................  $1,432.0       $1,111.2
   Adjustments to net income:
      Depreciation..................................   2,190.0        2,136.1
      Provision for losses on bad debts.............      92.4           98.7
      Write-off of unamortized debt issuance
       costs due to early extinguishment of debt....        -           106.4
      Payment of call premium.......................        -           (76.4)
      Change in accounting principle, net of tax....        -            64.8
      Deferred income taxes and unamortized
       investment tax credits.......................    (138.4)        (171.7)
      Allowance for funds used during construction..     (14.0)         (18.7)
      Change in accounts receivable.................    (126.0)        (251.7)
      Change in material and supplies...............     (79.0)         (44.9)
      Change in accounts payable and
       other current liabilities....................    (218.2)          28.9
      Change in deferred charges and other
      assets........................................      49.7           (3.1)
      Change in other liabilities and
       deferred credits.............................     269.4          119.6
      Other reconciling items, net..................      13.0            (.8)
         Net cash provided by operating activities..   3,470.9        3,098.4

Cash Flows from Investing Activities:
   Capital expenditures.............................  (2,320.1)      (2,153.5)
   Proceeds from disposals of property, plant
    and equipment...................................      48.2           53.9
   Investment dispositions..........................      45.2
   Purchase of BellSouth Common Stock...............        -          (190.1)
   Other investing activities, net..................        .6            (.5)
         Net cash (used for) investing activities...  (2,226.1)      (2,290.2)

Cash Flows from Financing Activities:
   Proceeds from short-term borrowings..............   9,553.3        8,349.3
   Repayment of short-term borrowings...............  (9,477.7)      (8,116.0)
   Advances from parent and affiliates..............     381.0          287.0
   Repayment of advances from parent
    and affiliates..................................    (388.9)        (286.8)
   Proceeds of long-term debt.......................        -         2,176.0
   Repayment of long-term debt......................       (.3)      (2,077.5)
   Payment of capital lease obligations.............     (11.6)          (9.0)
   Equity investment of parent......................     (47.0)          18.3
   Dividends paid to parent.........................  (1,216.9)      (1,151.5)
      Net cash (used for)
       financing activities.........................  (1,208.1)        (810.2)

Net Increase/(Decrease) in Cash and
 Cash Equivalents...................................      36.7           (2.0)
Cash and Cash Equivalents at Beginning of Period....      84.3          133.0
Cash and Cash Equivalents at End of Period..........  $  121.0       $  131.0

The accompanying notes are an integral part of these financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions)
(Unaudited)


(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth Telecommunications believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K and previous quarterly reports on Form 10-Q. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth).

(b) Supplemental Cash Flow Information

BellSouth Telecommunications considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows":

                                                        For the Nine Months
                                                         Ended September 30,
                                                         1994         1993

    Cash paid during the period for:

      Income taxes.................................... $951.3        $767.7


      Interest........................................ $453.2        $501.0


(c) SFAS No. 112, "Employers' Accounting for Postemployment Benefits"

In the fourth quarter of 1993, BellSouth Telecommunications adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of the change in accounting principle was $64.8. Because the change in accounting was retroactive to January 1, 1993, the consolidated financial statements at September 30, 1993 and for the nine months then ended (including Retained Earnings at July 1, 1993) have been restated to reflect the adoption of the accounting standard.

BELLSOUTH TELECOMMUNICATIONS, INC.
SELECTED OPERATING DATA
(Unaudited)
Network Access Lines in Service at September 30 (In Thousands)(a):

                                                              Percentage
                                                         Gain/(Loss) for the
                                                            Periods Ended
                                                            September 30,
                                                        1994 vs.     1993 vs.
                                              1994        1993         1992
By Category:
  Residence                                  14,058.7       3.45       2.93
  Business                                    5,680.7       6.97       5.12
  Other                                         253.8       (.12)     (4.26)
       Total Access Lines                    19,993.2       4.38       3.42

By State:
  Alabama                                     1,712.8       3.49       3.34
  Florida                                     5,269.8       4.67       3.94
  Georgia                                     3,309.6       5.54       3.92
  Kentucky                                    1,053.7       2.99       2.67
  Louisiana                                   2,020.2       3.53       2.03
  Mississippi                                 1,110.2       3.98       2.92
  North Carolina                              1,971.0       4.87       3.71
  South Carolina                              1,235.1       3.34       2.50
  Tennessee                                   2,310.8       4.49       3.72
       Total Access Lines                    19,993.2       4.38       3.42

                                                            Percentage
                                                        Gain/(Loss) for the
                                                            Periods Ended
                                                        1994 vs.    1993 vs.
                                              1994        1993        1992
Access Minutes of Use (In Millions)(a)(b):
  Interstate:
    Three months ended March 31             14,050.8       7.94        5.55
    Three months ended June 30              14,422.3       7.59        6.03
    Three months ended September 30         14,482.1       8.63        4.74
    Nine months ended September 30          42,955.2       8.05        5.44

  Intrastate:
    Three months ended March 31              4,005.6      11.39        6.74
    Three months ended June 30               4,175.0       9.90        8.79
    Three months ended September 30          4,293.2      10.45        9.31
    Nine months ended September 30          12,473.8      10.57        8.30

  Total Minutes of Use:
    Three months ended March 31             18,056.4       8.69        5.80
    Three months ended June 30              18,597.3       8.10        6.63
    Three months ended September 30         18,775.3       9.04        5.74
    Nine months ended September 30          55,429.0       8.61        6.06

Toll Messages (In Millions)(a)(c)
    Three months ended March 31                386.6       5.28       (2.40)
    Three months ended June 30                 397.2       2.12        7.14
    Three months ended September 30            387.2       1.70        4.03
    Nine months ended September 30           1,171.0       3.00        2.86

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

BELLSOUTH TELECOMMUNICATIONS, INC.
SELECTED OPERATING DATA - continued


                                       For the Nine
                                       Months Ended
                                       September 30,   Year Ended December 31,
                                           1994       1993 1992 1991 1990 1989

Ratio of Earnings to Fixed Charges (d)     5.72       3.17 4.53 3.86 4.23 4.15


(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                                           At September 30,
                                                           1994       1993

Debt Ratio (e)........................................     41.1%      39.6%
_______________

(e) This ratio is calculated by dividing the sum of debt maturing within one year and long-term debt, net of unamortized debt issuance costs, by the sum of shareholder's equity, debt maturing within one year and long-term debt, net of unamortized debt issuance costs.

BELLSOUTH TELECOMMUNICATIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Dollars in Millions)


BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth) and is headquartered in Atlanta, Georgia. BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region.

Approximately 86% of BellSouth Telecommunications' Total Operating Revenues for the nine-month periods ended September 30, 1994 and 1993 were from wireline services. Charges for local service, access services and toll messages for the nine months ended September 30, 1994 accounted for approximately 57%, 33% and 10%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, customer premises equipment sales and other nonregulated services.

Results of Operations

                          For the Nine
                    Months Ended September 30,
                       1994            1993

Net Income          $1,432.0        $1,111.2

Net Income increased $320.8 (28.9%) for the nine-month period ended September 30, 1994 when compared to the same prior year period. The increase was attributable in part to revenue growth, driven by improvements in key business volumes and cost control efforts, including expense savings attributable to the restructuring plan implemented in 1993. In addition, the increase was due to the effect of 1993 charges of $64.8 for the retroactive adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note (c)), $63.2 for the refinancing of certain long-term debt issues at lower interest rates and approximately $25 associated with severe 1993 winter weather conditions. After adjusting for the effect of the 1993 charges, Net Income for the nine-month period ended September 30, 1994 increased $167.8 (13.3%) when compared to the same period last year.

Business Volumes

The rate of growth in access lines continued to be particularly strong. The number of access lines in service since September 30, 1993 increased by approximately 839,400, or 4.38%, to 19,993,200, compared to a 3.42% rate of increase for the same prior year period. The overall increase, led by growth in Georgia, North Carolina, Florida and Tennessee, was primarily attributable to continued economic improvement, including expanding employment in BellSouth

Telecommunications' nine-state region, and an increase in the number of second residential lines. Second residential lines accounted for approximately 41.5% and 23.2% of the overall increase in residence access lines and total access lines, respectively, since September 30, 1993. The growth rates in 1994 for total residence and business lines of 3.45% and 6.97%, respectively, improved compared to growth rates of 2.93% and 5.12%, respectively, in 1993.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 4,394.0 million (8.61%) for the nine-month period ended September 30, 1994 compared to an increase of 6.06% for the same period last year. The increase in access minutes of use was partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under Optional Calling Plans (OCPs), which provide reduced rates for toll calls within a LATA. Prior period toll message volumes have been restated to reflect this change. The pricing of services provided under OCPs has stimulated volume growth. Accordingly, the trend of declining toll message volumes in prior periods has been mitigated to some extent by the inclusion of messages completed under these plans.

For the nine-month period ended September 30, 1994, toll messages increased by
34.1 million (3.00%) compared to a restated increase of 2.86% for the corresponding period in 1993. The increase was attributable in part to the growth of messages completed under OCPs. Other than a plan implemented in South Carolina during September 1994, which had only a negligible impact on 1994 volumes, no new significant local area calling plans have been implemented since 1992. The South Carolina plan and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. These plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

See "Selected Operating Data."

Operating Revenues

Total Operating Revenues increased $372.3 (3.7%) for the nine-month period ended September 30, 1994, respectively, when compared to the corresponding 1993 period. The components of Total Operating Revenues were as follows:

                             For the Nine
                       Months Ended September 30,
                          1994         1993


Local Service          $5,117.6     $4,912.9

Interstate Access       2,338.2      2,227.7

Intrastate Access         687.1        655.8

Toll                      899.0        910.8

Other                   1,435.9      1,398.3

  Total Operating
   Revenues           $10,477.8    $10,105.5


Local Service revenues increased $204.7 (4.2%) for the nine-month period ended September 30, 1994 as compared to the same 1993 period. The increase was attributable to an increase in access lines in service since September 30, 1993. In addition, growth in revenues from optional extended area calling plans, which shift revenues from Toll to Local Service, contributed to the increase for the period. The increase was partially offset by the effect of net rate reductions since September 30, 1993, principally in Louisiana and, to a lesser extent, in Florida, Alabama and North Carolina.

Interstate Access revenues increased $110.5 (5.0%) for the nine-month period ended September 30, 1994 as compared to the same prior year period. The increase was attributable to growth in minutes of use, additional end user charges due primarily to access line growth and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increases were partially offset by the net effect of rate reductions, including revenue deferrals under the Federal Communications Commission's (FCC) price cap plan, and decreased net settlements with the National Exchange Carriers Association. Since BellSouth Telecommunications' earnings remain in the sharing range of the FCC's current price cap plan and because of other factors, it is unlikely that significant revenue growth in this category can be sustained over the long term.

Intrastate Access revenues increased $31.3 (4.8%) for the nine-month period ended September 30, 1994 from the comparable 1993 period. The increase was due to growth in minutes of use, increased net settlements with independent telephone companies and the effect of billing adjustments recorded in first quarter 1993, which reduced revenues for that period. The increase was partially offset by rate reductions since September 30, 1993, principally in Alabama, Florida and Tennessee.

Toll revenues decreased $11.8 (1.3%) for the nine-month period ended September 30, 1994 when compared to the same prior year period. The decrease was primarily attributable to net rate reductions since September 30, 1993 and the impact of optional extended area calling plans which shift revenues to Local Service. The decrease was partially offset by growth in toll message volumes, reflecting improvements related in part to optional calling plans.

Other revenues are principally comprised of revenues from publishing rights fees, customer premises equipment (CPE) sales and maintenance services, billing and collection services, cellular interconnect services and other nonregulated services (primarily inside wire services).

Other revenues increased $37.6 (2.7%) for the nine-month period ended September 30, 1994 when compared to the corresponding 1993 period. The increase was attributable to growth in publishing rights and cellular interconnect fees and higher demand for voice messaging and inside wire services. In addition, the effect of adjustments, related primarily to billing and collection services, and volume growth in the CPE businesses, substantially offset by the impact of the sale in April 1994 of the out-of-region CPE sales and service operations, contributed to the increase. Overall revenue growth for the period was reduced by increased sharing accruals related to state regulatory plans.

See "Business Volumes."


Operating Expenses

The components of Total Operating Expenses are Depreciation and Amortization, Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses. Total Operating Expenses increased $61.9 (0.8%) for the nine-month period ended September 30, 1994 compared to the same period in 1993, the components of which were as follows:

                            For the Nine
                      Months Ended September 30,
                         1994           1993


Depreciation and
 Amortization          $2,192.9       $2,138.0

Other Operating Expenses:

  Cost of Services
   and Products         3,951.1        3,909.4
  Selling, General and
   Administrative       1,682.8        1,717.5
                        5,633.9        5,626.9
Total Operating
Expenses               $7,826.8       $7,764.9

Depreciation and Amortization increased $54.9 (2.6%) for the nine-month period ended September 30, 1994 compared to the same period in 1993. The increase was due to higher levels of property, plant and equipment since September 30, 1993 resulting from continued growth in the customer base and continued modernization of the network. In addition, higher depreciation rates in certain jurisdictions contributed to the increase. The effect of the expiration of inside wire and reserve deficiency amortizations partially offset the increase for the period.

Other Operating Expenses increased $7.0 (0.1%) for the nine-month period ended September 30, 1994 when compared to the corresponding 1993 period. The increase reflects expenses attributable to growth in the customer base and related volumes, as well as the impact of continuing workforce reductions. The volume growth has resulted in increased network-related expenses, including software license fees and materials. An increase in overall labor costs, due to annual compensation increases for management and craft employees and increased overtime attributable to volume growth and network service activities, was partially offset by expense savings from a net reduction of approximately 3,150 employees since September 30, 1993. The net reduction in employees reflects reductions of approximately 3,100 attributable to the restructuring plan announced in the fourth quarter of 1993 and approximately 750 from the sale in April 1994 of the out-of-region CPE sales and service operations, partially offset by the addition of about 700 employees primarily for the support of network and other business functions. For the nine month period, the increase in Other Operating Expenses was partially offset by the inclusion in 1993 of approximately $40 of expenses related to severe weather conditions.

                            For the Nine
                      Months Ended September 30,
                         1994          1993 _


Interest Expense        $408.0        $425.0

Other Income, net         13.1          13.3

Provision for
 Income Taxes            824.1         689.7


Interest Expense decreased $17.0 (4.0%) for the nine-month period ended September 30, 1994 compared to the same period last year. The decrease was due to interest savings resulting from the refinancings of long-term debt at lower interest rates throughout 1993, partially offset by higher interest rates on short-term borrowings and higher average levels of debt.

Provision for Income Taxes increased $134.4 (19.5%) for the nine-month period ended September 30, 1994 over the comparable 1993 period. The increase was primarily attributable to a higher level of pre-tax income.


Other Matters

Restructuring of Telephone Operations

In the fourth quarter of 1993, BellSouth Telecommunications recognized a $1,136.4 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. The restructuring is being undertaken in response to an increasingly competitive business environment. Upon completion, restructuring of the telephone operations is expected to improve overall responsiveness to customer needs and reduce costs. The charge consists of $368.2 for Employee Separation, $342.8 for Consolidation/Elimination of Operations and $425.4 for Systems.

Employee Separation. Employee separation costs include severance payments, health care coverage, education benefits, and costs of relocating employees to new job locations, as well as pension curtailment expenses. These costs relate to BellSouth Telecommunications' targeted reduction of 10,200 employees by the end of 1996. Such reductions will result in future cost savings and, as a result, are expected to improve BellSouth Telecommunications' competitive position.

Consolidation/Elimination of Operations. Consolidation and elimination of various operations involve the redesign of key work processes and the design of new processes, both of which facilitate the consolidation of service functions and permit the targeted employee reductions. These costs include those to implement changes such as: the consolidation of data centers from 11 to 6; consolidation of comptrollers offices from 48 to 11; and consolidation of repair and installation centers from 288 to 80. Through these changes, BellSouth Telecommunications expects to establish and implement enhanced customer service processes.

Systems. The information management systems in use prior to the restructuring effort are inadequate to deal with increased competition and changing technology. Accordingly, as a part of the restructuring plan, a major redesign of information systems throughout the company is being undertaken to attain a systems framework that both facilitates the targeted employee reductions and
correlates to the increasingly competitive business environment.   This effort
entails significant changes to the overall computing platform, architecture and corporate systems structure.

Progress Under the Plan.   Since inception of the restructuring plan in fourth
quarter 1993, cumulative employee reductions and total amounts charged against the restructuring reserve are 3,100 and $300, respectively, detailed as follows:

          Three Months Ended    Three Months Ended    Nine Months Ended
          December 31, 1993     September 30, 1994    September 30, 1994
          Employees   Amount    Employees   Amount    Employees   Amount

           1,300      $ 53.0     1,000      $120.7     1,800      $247.0

As of September 30, 1994, the recorded liability associated with the restructuring plan was $836.4. For the nine-month period ended September 30, 1994, cash expenditures relating to the ongoing implementation of the restructuring plan were approximately $204. The levels of restructuring activities and cash expenditures related to this plan are expected to increase over the restructuring period.

Regulatory Environment

Accounting Under SFAS No. 71

BellSouth Telecommunications continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, the provisions of SFAS No. 71 give recognition to the effect of actions of regulators, which can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability on a regulated entity. As a result of such actions by regulators, BellSouth Telecommunications' balance sheet at September 30, 1994 reflects deferred charges (regulatory assets) of approximately $129, primarily related to compensated absences and unamortized issuance costs for debt that has been refinanced, and deferred credits (regulatory liabilities) of approximately $39, related to income tax issues. Virtually all of the current regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and are transitory in nature. The magnitude of the regulatory assets and liabilities is decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the FCC's current Uniform System of Accounts. Additional regulatory assets and liabilities may arise in the future as long as BellSouth Telecommunications remains subject to the provisions of SFAS No. 71. SFAS No. 71 also requires that telephone plant and equipment be depreciated using asset lives prescribed by regulators. Generally as a result of increasing competition, such regulator-prescribed lives extend beyond the telephone plant's actual economic and technological lives. Consequently, the recorded net book value of the telephone plant is greater than that which would otherwise be recorded by unregulated enterprises.

Various forms of earnings-based regulation remain in effect at the federal level and in all nine states served by BellSouth Telecommunications. However, recent legislative and regulatory initiatives suggest that fully competitive markets for telecommunications services will eventually be established. In its recently-completed session, the United States Congress considered legislation designed specifically to open all telecommunications services to full competition. Although no such legislation was enacted into law, BellSouth Telecommunications expects that Congress will again consider legislation of this type in its next session. Furthermore, in the regulatory arena, BellSouth Telecommunications continues to pursue modification of the existing regulatory framework. Price regulation plans, whereby prices of basic local exchange service are directly regulated and prices for other telecommunications products and services are based on market factors, have been proposed for implementation and are under review in four of nine states in the service area.

BellSouth Telecommunications would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. Additionally, SFAS No. 71 would no longer apply if BellSouth Telecommunications is successful in altering the existing regulatory framework and achieving price regulation since such plans do not provide for the recovery of specific costs. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that the company will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In that event, the impact on BellSouth Telecommunications' financial position and results of operations would be material. Under such circumstances, BellSouth Telecommunications would be required to reduce the recorded value for telephone plant and equipment in recognition of amounts that are not recoverable or are overstated due to longer regulator-prescribed asset lives. In addition, BellSouth Telecommunications would be required to eliminate its regulatory assets and liabilities, adjust the level of its unamortized investment tax credits and fully adopt issue basis accounting for its directory publishing fees. Specific financial impacts of discontinuing SFAS No. 71 would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

Judicial Update

In September 1994, the U.S. District Court for the Northern District of Alabama declared as unconstitutional a provision of the Cable Communications Policy Act of 1984 that prohibits BellSouth and its affiliates from providing cable television programming in the areas served by BellSouth Telecommunications. As a result of the Court's decision, which was rendered in response to a suit filed by BellSouth in 1993 and is now pending appeal by the United States, BellSouth and its affiliates, including BellSouth Telecommunications, may seek the appropriate governmental authorizations to provide video programming and interactive services directly to consumers within the areas of the Court's jurisdiction. Initially, BellSouth plans to provide such services to residents of Vestavia Hills, Alabama, subject to finality of the Court's decision and approval by the FCC and the City of Vestavia Hills. The cost of constructing the network for approximately 7,600 households in Vestavia Hills is estimated to be $7 to $8.

State Regulation

South Carolina. In August, the South Carolina Public Service Commission concluded its hearings concerning BellSouth Telecommunications' curent rates and 1992 earnings. An order is expected to be issued by the South Carolina Commission in the near term.

Mississippi. In response to an order issued by the Mississippi Public Service Commission, BellSouth Telecommunications filed in September a model price regulation plan. Under the model plan, the regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic rates will not increase for three years and the rates for interconnection services and other services (as defined in the model plan) would be set by BellSouth Telecommunications based on market considerations, subject to certain defined limitations. Hearings are scheduled during the first quarter of 1995.

Kentucky. Pursuant to an order issued by the Kentucky Public Service Commission, hearings originally scheduled for the fall of 1994 on BellSouth Telecommunications' proposed price regulation plan have been postponed. Such hearings have not yet been rescheduled.

Louisiana. In October, hearings regarding BellSouth Telecommunications' proposed price regulation plan were completed. The Louisiana Public Service Commission has not issued an order.

Georgia. The Georgia Public Service Commission is currently reviewing the company's earnings in conjunction with hearings on the proposed price regulation plan filed in June by BellSouth Telecommunications.

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

              12        Computation of Ratio of Earnings to Fixed
                        Charges. (See "Selected Operating Data"
                        section of this Form 10-Q.)

              27        Financial Data Schedule.

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

                                           BELLSOUTH TELECOMMUNICATIONS, INC.

                                           By        /s/  Patrick H. Casey
                                                          PATRICK H. CASEY
                                                 Vice President and Comptroller
                                                 (Principal Accounting Officer)

November 9, 1994

EXHIBIT INDEX

              Exhibit
              Number


              12        Computation of Ratio of Earnings to Fixed
                        Charges. (See "Selected Operating Data"
                        section of this Form 10-Q.)

              27        Financial Data Schedule.