Form 10-K
period 1994-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1995-03-08
CIK 92088

- ----------------------------------------------------------------------

- ----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          At March 7, 1995 one share of Common Stock was outstanding.
                            ------------------------

THE  REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF BELLSOUTH CORPORATION, MEETS THE
  CONDITIONS SET FORTH IN GENERAL INSTRUCTION  J(1)(a) AND (b) OF FORM  10-K
    AND  IS THEREFORE FILING THIS  FORM WITH REDUCED     DISCLOSURE FORMAT
                     PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [NOT APPLICABLE]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

- ----------------------------------------------------------------------

- ----------------------------------------------------------------------

                                   ATTACHMENT

Title of each class
DEBENTURES
Issues denominated as South Central Bell Telephone Company Debentures $100,000,000 Principal Amount of Forty Year 7 3/8% Debentures, due August 1, 2012
$210,000,000 Principal Amount of Forty Year 8 1/4% Debentures, due March 1, 2017 $300,000,000 Principal Amount of Forty Year 8 1/2% Debentures, due August 1, 2029
Issues denominated as Southern Bell Telephone and Telegraph Company Debentures
 $30,000,000 Principal Amount of Forty Year 3 1/4% Debentures, due October 15, 1995
 $75,000,000 Principal Amount of Thirty-Seven Year 5% Debentures, due December 1, 1997
 $70,000,000 Principal Amount of Thirty-Seven Year 4 3/8% Debentures, due March 1, 1998
 $75,000,000 Principal Amount of Thirty-Nine Year 4 3/8% Debentures, due April 1, 2001
 $70,000,000 Principal Amount of Forty Year 4 3/8% Debentures, due August 1,
2003
$100,000,000 Principal Amount of Thirty-Five Year 4 3/4% Debentures, due September 1, 2000
$100,000,000 Principal Amount of Thirty-Eight Year 6% Debentures, due October 1, 2004
$150,000,000 Principal Amount of Thirty-Eight Year 7 3/8% Debentures, due July 15, 2010
$350,000,000 Principal Amount of Forty Year 7 5/8% Debentures, due March 15,
2013
$275,000,000 Principal Amount of Forty Year 8 1/8% Debentures, due May 1, 2017 $300,000,000 Principal Amount of Thirty-Eight Year 8 3/4% Debentures, due November 1, 2024
$500,000,000 Principal Amount of Forty Year 8 5/8% Debentures, due September 1, 2026
$300,000,000 Principal Amount of Forty Year 8 1/2% Debentures, due August 1,
2029
BellSouth Telecommunications, Inc.
$250,000,000 Principal Amount of Forty Year 8 1/4% Debentures, due July 1, 2032 $300,000,000 Principal Amount of Forty Year 7 7/8% Debentures, due August 1, 2032
$300,000,000 Principal Amount of Forty Year 7 1/2% Debentures, due June 15, 2033 $350,000,000 Principal Amount of Fifteen Year 5 7/8% Debentures, due January 15, 2009
$400,000,000 Principal Amount of Forty Year 6 3/4% Debentures, due October 15, 2033
NOTES
BellSouth Telecommunications, Inc.
$275,000,000 Principal Amount of Seven Year 6 1/2% Notes, Due February 1, 2000 $150,000,000 Principal Amount of Twelve Year 7% Notes, Due February 1, 2005 $450,000,000 Principal Amount of Ten Year 6 1/4% Notes, Due May 15, 2003 $200,000,000 Principal Amount of Eleven Year 6 3/8% Notes, Due June 15, 2004

                               TABLE OF CONTENTS

ITEM                                                                        PAGE
- ----                                                                        ----
                                     PART I

  1.   Business..........................................................      1
       General...........................................................      1
       Modification of Final Judgment....................................      1
       Business Operations...............................................      2
       Telephone Company Operations......................................      2
       Other Business Operations.........................................      9
       Competition.......................................................      9
       Research and Development..........................................     12
       Licenses and Franchises...........................................     12
       Employees.........................................................     12
  2.   Properties........................................................     13
       General...........................................................     13
       Property Additions................................................     14
       Environmental Matters.............................................     14
  3.   Legal Proceedings.................................................     15
  4.   Submission of Matters to a Vote of Shareholders (Omitted pursuant to General Instruction J(2))

                                    PART II

  5.   Market for Registrant's Common Equity and Related Shareholder
        Matters (Inapplicable)
  6.   Selected Financial and Operating Data.............................     16
  7.   Management's Discussion and Analysis of Results of Operations
        (Abbreviated pursuant to General Instruction J(2))...............     17
       Results of Operations.............................................     17
       Volumes of Business...............................................     17
       Operating Revenues................................................     19
       Operating Expenses................................................     20
       Other Income Statement Items......................................     20
       Operating Environment and Trends of the Business..................     21
       Other Matters.....................................................     23
  8.   Consolidated Financial Statements and Supplementary Data..........     25
       Report of Management..............................................     25
       Audit Committee Chairman's Letter.................................     26
       Report and Consent of Independent Accountants.....................     27
       Consolidated Statements of Income and Retained Earnings...........     28
       Consolidated Balance Sheets.......................................     29
       Consolidated Statements of Cash Flows.............................     30
       Notes to Consolidated Financial Statements........................     31
  9.   Changes in and Disagreements with Accountant on Accounting and
        Financial
        Disclosure.......................................................     43

                                    PART III

 10. Directors and Executive Officers of the Registrant (Omitted pursuant to General Instruction J(2))
 11.   Executive Compensation (Omitted pursuant to General Instruction
        J(2))
 12.   Security Ownership of Certain Beneficial Owners and Management
        (Omitted pursuant to General Instruction J(2))
 13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2))

                                    PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form
        8-K..............................................................     43

Signatures...............................................................     44

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications), a corporation wholly-owned by BellSouth Corporation (BellSouth), is the surviving corporation from the merger, effective at midnight December 31, 1991, of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. These areas were previously served by South Central Bell and Southern Bell. BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes.

    South Central Bell was incorporated in 1967 under the laws of the State of Delaware and Southern Bell was incorporated in 1879 under the laws of the State of New York. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the D. C. District Court) entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization (the POR), American Telephone and Telegraph Company, now AT&T Corp. (AT&T), transferred to BellSouth its 100% ownership of South Central Bell and Southern Bell. On the same date, South Central Bell and Southern Bell were reincorporated through mergers into Georgia corporations. On January 1, 1984, ownership of BellSouth was divested from AT&T and BellSouth became a publicly traded company.

    BellSouth Telecommunications has its principal executive offices at 675 West Peachtree Street, N.E., Atlanta, Georgia 30375 (telephone number 404-529-8611).

                         MODIFICATION OF FINAL JUDGMENT

    Pursuant to the MFJ, AT&T divested the 22 wholly-owned operating telephone companies, including South Central Bell and Southern Bell, that were formerly part of the Bell System. The ownership of such 22 operating telephone companies was transferred by AT&T to seven holding companies (the Holding Companies), including BellSouth. All territory in the continental United States served by the operating telephone companies was divided into geographical areas termed "Local Access and Transport Areas" (LATAs). These LATAs are generally centered on a city or other identifiable community of interest.

    The MFJ limits the telecommunications-related scope of the post-divestiture business activities of the operating telephone companies and their successors (the Operating Telephone Companies), and the D. C. District Court retained jurisdiction over construction, implementation, modification and enforcement of the MFJ*. Under the MFJ, the Operating Telephone Companies may provide local exchange, exchange access, information access and toll telecommunications services within the LATAs. Although prohibited from providing service between LATAs, the Operating Telephone Companies provide exchange access services that link a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), which provide toll telecommunications services between different LATAs. The Operating Telephone Companies may market, but not manufacture, customer premises equipment
(CPE), which is defined in the MFJ as equipment used on customers' premises to originate, route or terminate telecommunications. A

- ------------------------
* The provisions of the MFJ are applicable also to the Holding Companies.

similar   restriction   applies   to    the   manufacture   or   provision    of
"telecommunications equipment," which is defined in the MFJ as including equipment used by carriers to provide telecommunications services.

    The D.C. District Court has established procedures for obtaining generic and specific waivers from the manufacturing and interLATA communications restrictions of the MFJ, although the required filings with and review by the Justice Department and the D.C. District Court usually result in lengthy and uncertain proceedings. The foregoing restrictions present significant obstacles to the provision of certain wireless, cable television and other communications services and require that such business operations, even where waivers are ultimately obtained, be conducted under burdensome arrangements or subject to elaborate structural separation or other conditions. BellSouth is a party to litigation and is advocating legislation intended to remove or relax the MFJ restrictions. (See "Competition -- BellSouth Telecommunications' Competitive Strategy.")

    The MFJ requires the Operating Telephone Companies to provide, upon a bona fide request by any Interexchange Carrier or information service provider, exchange access, information access and exchange services for such access that will be equal to that provided to AT&T in quality, type and price. BellSouth Telecommunications believes it is in compliance with this requirement.

                              BUSINESS OPERATIONS

    Approximately 86% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively, were from wireline telecommunications services and the remainder of revenues was principally from directory publishing fees, CPE sales and maintenance and other nonregulated services.

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

    Revenues from services provided to AT&T, BellSouth Telecommunications' largest customer, comprised approximately 13%, 16% and 16% of 1994, 1993 and 1992 operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides services, which include local exchange, exchange access and intraLATA toll services, within each of the 38 LATAs in its combined nine-state operating area. BellSouth Telecommunications experienced an increase in access lines of approximately 887,400 during 1994, resulting in a total of 20,220,000 lines at December 31, 1994. The overall increase of 4.6% was primarily attributable to continued economic improvement in BellSouth Telecommunications' nine-state service region and an increase in the number of second residential lines. Second residential lines accounted for approximately 23% of the overall increase in access lines since December 31, 1993. (See "Management's Discussion and Analysis of Results of Operations -- Volumes of Business.")

    At December 31, 1994, approximately 76% of access lines were in 53 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served by non-affiliated telephone companies, which had approximately 29% of the network access lines in such states on December 31, 1994. BellSouth Telecommunications does not furnish local exchange, access or toll services in the areas served by such companies.

LOCAL AND TOLL SERVICES

    Charges for local services for each of the years ended December 31, 1994, 1993 and 1992 accounted for approximately 49%, 48% and 47%, respectively, of BellSouth Telecommunications' operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications including the following: basic local telephone service provided through the regular switching network;
dedicated private line facilities for voice and special services, such as transport of data, radio and video and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various secondary central office features.

    Secondary  central  office  features  may   be  purchased  by  access   line
subscribers for a charge in addition to the basic monthly fee. They include Custom Calling service (including Call Waiting, 3-Way Calling, Call Forwarding and Speed Dialing services) and Touchtone service. During 1994, revenues from secondary central office features comprised approximately 17% of local service revenues.

    In addition to secondary central office features, BellSouth Telecommunications offers certain enhanced services through its network.
Enhanced services differ from basic services and secondary central office features in that they employ computer processing applications to alter the subscriber's transmitted information; provide the subscriber additional, different or restructured information; or involve subscriber interaction with stored information. The terms of enhanced service offerings are not regulated under the rules of the Federal Communications Commission (FCC), but the FCC prescribes the method by which such services may be provided (for example, through structurally separated subsidiaries or arrangements providing access to competitive providers). Such offerings include voice messaging and storage services, such as MemoryCall-Registered Trademark- voice messaging service.

    BellSouth Telecommunications provides intraLATA toll services within, but not between, its 38 LATAs. Such toll services provided approximately 8%, 9% and 10% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service ("WATS" or "800" services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video.

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

    Under one such modified form of regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns are reached, earnings are "shared" by providing refunds or rate reductions to customers. The amounts of any such excess that may be retained under some plans depend upon attaining mandated service standards, certain productivity improvement provisions or both. Some sharing plans have a maximum point above which all earnings must be returned to customers. Under some plans, if earnings fall below a targeted minimum, additional earnings required to return to the bottom of the allowed range can be obtained through rate increases. Sharing plans are generally subject to renewal after two or three years, and may be subject to modification prior to renewal.

    Despite the potential advantages offered by sharing plans, substantial rate reductions have been incurred in connection with their adoption and operation. Of the states in which these types of plans were in place, BellSouth Telecommunications attained the earnings sharing range in Alabama, Florida, Kentucky and Louisiana in 1994.

    Another form of regulation focuses on the prices that can be charged for telecommunications services. While such a plan limits the amount of increase for specified services, it enhances the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition. For these reasons, BellSouth Telecommunications is focusing its regulatory and legislative efforts on replacing existing plans with price regulation. The Florida, Georgia, North Carolina and Tennessee legislatures are considering bills that would provide for or allow price regulation and/or local exchange competition. (See "Management's Discussion and Analysis of Results of Operations -- Operating Environment and Trends of the Business.")

ALABAMA

    An incentive regulation plan has been in effect in Alabama since December 1988, which provides for a return on average total capital* in the range of 11.65% to 12.30%. If earnings exceed 12.30% or drop below 11.65%, sharing with customers may range from 50% to 100%, depending upon whether certain service and efficiency requirements are met.

    In December 1993, in conjunction with approval of rate adjustments required by its incentive plans, the Alabama Public Service Commission approved a settlement of several outstanding issues. The settlement resulted in a net rate reduction to the company of $15.7 million.

    As a result of the first, second and third quarter filings under the plan in effect, the Alabama Commission accepted rate reductions of $13.1 million in April 1994, $16.4 million in July 1994 and $8.9 million in October 1994.

    In February 1995, BellSouth Telecommunications filed a proposed price regulation plan with the Alabama Commission. The proposal includes provisions that basic rates for residential and business customers would not increase for five years, intrastate switched access prices would be capped at the interstate level for five years and the company would reduce rates by $30 million.

FLORIDA

    From 1988 through 1992, the Florida incentive plan provided for a return on equity* of 11.5% to 16%, with earnings above 14% to be shared 40% by BellSouth Telecommunications and 60% by customers with an after-sharing cap of 16%. The sharing level was not attained under the plan.

    In 1993, BellSouth Telecommunications filed a petition to extend the existing plan. In January 1994, after extensive proceedings and negotiations between BellSouth Telecommunications, Public Counsel and intervenors, the Florida Public Service Commission approved a settlement that extends incentive regulation through 1996. Among other things, the terms of the settlement provided for rate reductions of $55 million in February 1994, an additional $60 million in July 1994, $80 million in October 1995 and $84 million in October 1996. The settlement provided for other changes in service offerings and tariffs including approximately $21 million in revenue reductions or increased expenses. Basic service rates have been capped at their current levels through 1997, and BellSouth Telecommunications has agreed not to propose any local measured service on a statewide basis through the same time period.

    The agreement established a 1994 return on equity* sharing level of 12% with an after-sharing cap of 14%, increasing in 1995 to a 12.5% sharing level with an after-sharing cap of 14.5%. Rates of return beyond 1995 would vary based upon changes in utility bond yields but would change no more than 75 basis points from 1995 levels.

- ------------------------
* As defined in the plan for this state.

    Financial   results   for   1994   include   an   accrual   for    BellSouth
Telecommunications' estimated sharing obligation of $38 million.

GEORGIA

    The Georgia incentive plan adopted in 1990 provided that BellSouth Telecommunications would retain all earnings up to a 14% return on equity*. Subject to the attainment of service standards and productivity improvement provisions, BellSouth Telecommunications could retain a portion of earnings between 14% and 16%. The plan also provided for a reduction of rates if earnings exceed a 14% return on equity, even if the service standards and productivity improvement provisions are met. The amount of any sharing and rate adjustments would depend upon attaining certain service standards and productivity improvements. Effective January 1, 1994, the Georgia Public Service Commission extended the plan for six months and modified the return on equity at which sharing would occur from 14% to 13%. BellSouth Telecommunications has yet to attain the sharing level under the Georgia plan. However, a proceeding is pending regarding this issue and several parties assert that some sharing for the six-month period ending June 30, 1994 may be required; no accrual has been made for sharing during this period.

    In August 1994, the Georgia Commission approved a staff recommendation to implement a sharing plan on an interim basis, effective September 1994, until pending decisions regarding ongoing regulation of the Company are finalized. Earnings between 13.5% and 15.5% would be shared 50/50 by BellSouth Telecommunications and its customers.

    In June 1994, BellSouth Telecommunications filed with the Georgia Commission a proposed price regulation plan. The proposal includes provisions that basic rates for residential and single-line business customers would not increase for five years and intrastate switched access would not increase for three years. The rates, terms and conditions for interconnection and non-basic services would be set by BellSouth Telecommunications based on market considerations. Hearings have been held, and a decision is pending.

KENTUCKY

    Under the Kentucky incentive regulation plan, BellSouth Telecommunications may earn a return on average total capital* in the range of 10.99% to 11.61%. Earnings above 11.61% or below 10.99% are subject to sharing with customers on either a 50/50 or 25/75 basis depending upon the actual rate of return achieved. BellSouth Telecommunications achieved the sharing level during 1993 and 1994 and reduced rates by $4.2 million in June 1993, $2.2 million in July 1993, $2.7 million in January 1994 and $1.2 million in June 1994.

    BellSouth Telecommunications filed with the Kentucky Public Service Commission in March 1994 a proposed price regulation plan. The proposal includes provisions that basic residential rates would not increase for three years, residential touch-tone charges would be eliminated over a four-year period, intrastate switched access charges would be reduced to interstate levels and prices for non-basic services would be based on market factors. Hearings are scheduled for April 1995.

LOUISIANA

    In February 1992, in settlement of several years of regulatory and judicial proceedings, BellSouth Telecommunications and the Louisiana Public Service Commission agreed to a three year incentive regulation plan providing for an immediate $55 million refund, a rate reduction of $31.4 million and an authorized return on investment* in the range of 10.7% to 11.7%, with sharing of earnings above 11.7% and below 12.7%. Based on 1992 results, BellSouth Telecommunications reduced rates by $13.8 million in February and $7.8 million in August 1993, reflecting its sharing obligation under the new plan.

- ------------------------
* As defined in the plan for this state.

    Additionally, effective March 1994, BellSouth Telecommunications was ordered to reduce rates by $47 million annually and refund approximately $14.6 million for prior periods. This rate adjustment and refund was associated with the November 1993 expiration of the company's reserve deficiency amortization. Based on 1994 data, BellSouth Telecommunications reduced rates by $11.1 million, effective February 1, 1995, reflecting its sharing obligation under the plan.

    In January 1994, BellSouth Telecommunications filed a petition with the Louisiana Commission requesting a price regulation plan. In November 1994, the Louisiana Commission rejected the company's price regulation plan as filed. The company intends to continue seeking such a plan.

    In its February 1995 meeting, the Louisiana Commission extended the current incentive plan pending further regulatory action. The authorized return on investment was changed to a range of 9.98% to 10.98% with sharing of earnings between 10.98% and 11.98% to reflect the change in the capital structure and the cost of debt since inception of the plan. The authorized cost of equity was not changed. The change in the revenue requirement associated with the lower authorized return on investment will be offset by the recovery of debt refinancing costs and an increase of approximately $9 million in annual intrastate depreciation expense.

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

    Additional revenue reductions in the amount of $12.8 million related to intrastate access and area calling plan impacts became effective in January 1993. In June 1993, the Mississippi Commission renewed, through July 1, 1995 the incentive plan and ordered BellSouth Telecommunications to reduce rates, effective July 1993, based on a targeted 11.24% return. Effective November 1, 1994, rates were increased by $8.9 million to provide recovery of the costs associated with a February 1994 ice storm.

    In response to an order issued by the Mississippi Commission, BellSouth Telecommunications filed in September 1994 a model price regulation plan. The proposal includes provisions that basic exchange and intrastate switched access rates will not increase for three years and the rates for interconnection services and other services (as defined in the model plan) would be set by BellSouth Telecommunications based on market considerations, subject to certain defined limitations. Hearings are scheduled during the second quarter of 1995.

    On December 1, 1994, BellSouth Telecommunications filed for an increase in rates of $5.1 million pursuant to the terms of the incentive plan. The increase was suspended by the Mississippi Commission while they consider the matter.

NORTH CAROLINA

    In 1989, legislation was enacted in North Carolina authorizing the North Carolina Utilities Commission to consider alternative forms of regulation. No specific proposal has been approved or is pending. The North Carolina Commission reviews BellSouth Telecommunications' rates on an ongoing basis under its traditional rate of return plan.

    In November 1993, the North Carolina Commission approved one-time depreciation reserve deficiency amortizations of $28.5 million and $25 million for 1993 and 1994, respectively. In December 1994, the Commission approved an additional one-time depreciation reserve deficiency amortization of $20.4 million for 1994.

- ------------------------
* As defined in the plan for this state.

SOUTH CAROLINA

    In August 1991, the South Carolina Public Service Commission authorized implementation of an incentive plan, but in August 1993, the South Carolina Supreme Court ruled that the South Carolina Commission lacked the statutory authority to approve incentive regulation plans. In April 1994, the South Carolina Legislature enacted a law which permits the South Carolina Commission to adopt alternative forms of regulation.

    In December 1994, the South Carolina Commission issued an order requiring that rates be reduced prospectively by approximately $26 million. The Company was also ordered to refund approximately $28.6 million through a one-time credit to all residential and business customers for 1992. This order has been appealed to the courts. Any consideration of earnings for 1993 and 1994 has been delayed pending resolution of the appeal. In establishing rates prospectively, the South Carolina Commission retained a 13% return on equity* as the allowed return under traditional rate of return regulation.

TENNESSEE

    In August 1993, the Tennessee Public Service Commission approved a three year revised incentive regulation plan which lowered the sharing range as a percentage return on average net investment* from 11.0% - 12.2% to 10.65% - 11.85%. Earnings between 11.85% - 15.85% must be shared with ratepayers in varying degrees, depending on the quality of service. The plan also provides for rate increases to cover up to 60% of the amount by which earnings fall below 10.65%.

    In December 1994, the Tennessee Commission adopted rules that provide that local exchange carriers (LECs), such as BellSouth Telecommunications, could elect to operate under price regulation no earlier than January 1, 1996. Following implementation of price regulation, local basic service rates would be capped for four years, after which a formula would be used to change basic rates. All other service prices will not increase for a minimum period of two years after the effective date of price regulation. Such approval has not yet been granted.

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

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 29% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1994, 1993 and 1992, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network. In addition, an interstate subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month.

- ------------------------
* As defined in the plan for this state.

    In October 1990, the FCC authorized an alternative to traditional rate of return regulation called "price caps," effective January 1, 1991, which is mandatory for certain LECs, including BellSouth Telecommunications. In contrast to traditional rate of return regulation price caps limits the prices telephone companies can charge for their services. The price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. Price cap regulation provides LECs with enhanced incentives to increase productivity and efficiency. Concurrent with the implementation of price caps, the FCC reduced the allowed rate of return on interstate operations from 12.0% to 11.25%.

    LECs that operate under price caps are allowed to elect annually by April 1 a productivity offset factor of 3.3% or 4.3%. If the lower offset is chosen, such carriers will be allowed to earn up to a 12.25% overall rate of return without sharing. If such carriers earn between 12.25% and 16.25%, half of the earnings in this range will be flowed through to customers in the form of a lower price cap index in the following year. All earnings over 16.25% would be flowed through to customers. If such carriers elect a 4.3% productivity offset, all earnings below 13.25% may be retained, earnings up to 17.25% would be shared and earnings over 17.25% would be flowed through to customers. BellSouth Telecommunications elected to operate under the 3.3% productivity offset factor for the period July 1, 1994 through June 30, 1995.

    In February 1994, the FCC initiated its review of the price cap plan described above. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. BellSouth Telecommunications believes and advocates that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets and that sharing be eliminated from the plan. Any changes to the plan are not expected to be effective until mid-1995.

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

                           OTHER BUSINESS OPERATIONS

DIRECTORY PUBLISHING FEES

    A percentage of the billed revenues from directory advertising operations of BellSouth Advertising & Publishing Corporation, a wholly-owned subsidiary of BellSouth, are paid as publication fees to BellSouth Telecommunications for publishing rights and other services in its franchise areas. Such fees amounted to approximately $638, $616 and $598 million in 1994, 1993 and 1992, respectively.

SELLING AND MAINTAINING EQUIPMENT

    Through its subsidiaries, BellSouth Telecommunications sells and maintains customer premises equipment (CPE), and to a lesser extent, computers and related office equipment. The Holding Companies, AT&T and other substantial enterprises compete in the provision of CPE and other services and products. In April 1994, BellSouth Communications Systems, Inc., a wholly-owned subsidiary, disposed of its customer premises equipment sales and service operations outside the nine-state region served by BellSouth Telecommunications.

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

    A technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries will enable companies to provide multiple and integrated forms of communications offerings.

    Current policies of federal and state legislative and regulatory bodies strongly favor lowering legal barriers to competition in the telecommunications industry. Accordingly, the nature of competition which BellSouth Telecommunications will face will depend to a large degree on regulatory actions at the state and federal levels, decisions with respect to the MFJ and possible state and federal legislation. Legislative or regulatory initiatives are pending or expected in a number of BellSouth Telecommunications' jurisdictions.

NETWORK AND RELATED SERVICES

LOCAL SERVICE

    Many services traditionally provided exclusively by the LECs have been opened for competition. For example, some carriers and other customers with concentrated, high usage characteristics are utilizing shared tenant services, private branch exchange (PBX) systems (which are owned by customers and provide internal switching functions), private line services and other telecommunications links which bypass the switched networks of BellSouth Telecommunications. An increasing number of private voice and data communications networks utilizing fiber optic lines have been and are being constructed in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, which will offer certain high volume users a competitive alternative to the public and private line offerings of the LECs. In addition, the networks of some cable television systems will be capable of carrying two-way interactive data messages and will be configured to provide voice communications. Furthermore, wireless services, such as cellular telephone and paging services and PCS services when operational, increasingly compete with wireline communications services.

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

    In January 1994, MCI Communications Corporation announced long range plans to invest more than $20 billion to create and deliver a wide array of communications services. Included in these plans is an investment of $2 billion to construct local networks in major United States cities, including Atlanta, Georgia and other cities in the Southeast. MCI has stated that it would connect directly to customers and provide alternative local voice and data communications services. MCI has applied for local telecommunications licenses in eight states that have significantly deregulated local service. As states in BellSouth Telecommunications' wireline region adopt legislation or regulations enabling multiple local service providers, MCI and other carriers are expected to seek licenses to compete.

    In 1994, AT&T acquired McCaw Communications, Inc., the largest domestic cellular communications company, which serves customers in 10 cities in BellSouth Telecommunications' local wireline territory. Furthermore, alliances are also being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States, for example, U S West, Inc./Time Warner Communications and NYNEX Corporation/Viacom, Inc. As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is probable that BellSouth Telecommunications will face competition within its region from the other Holding Companies through their cable television venture arrangements.

    In July 1994, U S West and Time Warner announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that would compete with the incumbent LECs. The first of these full-service networks is being built in Orlando, Florida and a limited trial of services has begun. Tele-Communications, Inc. has announced plans to offer similar services in South Florida and Louisville, Kentucky. Time Warner and U S West have made major cable system acquisitions that are expected to provide voice and video competition in BellSouth Telecommunications' service areas. In December 1994, U S West acquired Atlanta's two largest cable operators.

ACCESS SERVICE

    The FCC has adopted rules requiring local exchange carriers to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications is required to permit competitive carriers and customers to terminate their transmission facilities in its central office buildings through virtual collocation arrangements. The effects of the rules are to increase competition for access transport.

TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The Kentucky and Florida Commissions have concluded that competing carriers should be allowed to provide intraLATA toll presubscribed calling with a single digit access code (1+ or 0+) and are considering how and when such authorization should be implemented.

PERSONAL COMMUNICATIONS SERVICES (PCS)

    Personal communications services (PCS) are in the developmental stage and are anticipated to provide a wide range of wireless communications services. The FCC is currently auctioning licenses for spectrum for broadband PCS with up to six licenses per geographic area.

BELLSOUTH TELECOMMUNICATIONS COMPETITIVE STRATEGY

REGULATORY AND LEGISLATIVE CHANGES, LITIGATION
    The states in BellSouth Telecommunications' service area currently provide for some form of regulation of earnings, a regulatory framework that BellSouth Telecommunications believes is not appropriate for the increasingly competitive telecommunications environment. Accordingly, BellSouth Telecommunications' primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory process, BellSouth Telecommunications believes that price regulation, whereby prices of basic local exchange service are directly regulated and prices for other products and services are based on market factors, is a logical progression toward regulatory flexibility and is fair to consumers. As such, BellSouth Telecommunications is pursuing implementation of price regulation plans through filings with state regulatory commissions or through legislative initiatives.

    BellSouth Telecommunications is also seeking relief in the courts and before Congress and regulatory agencies from current laws, regulations and judicial restrictions (including the MFJ) for the provision of voice, data and video communications throughout its wireline service territory and elsewhere. It is furthermore advocating legislative and regulatory initiatives which would eliminate or modify restrictions on its current and future business offerings. Bills are being developed in Congress that would provide the opportunity for the Holding Companies to engage in interLATA long distance and cable and other video businesses, subject to various conditions and delays. The interexchange carriers and other competitors and interest groups with substantial resources oppose many of these initiatives. The ultimate outcome and timing of any relief obtained cannot be predicted with certainty, but it is unlikely that meaningful opportunities to engage in interLATA business can be obtained through legislation without the local and intraLATA toll businesses being opened to competition.

    BellSouth, NYNEX Corporation and SBC Communications Inc. are involved in litigation in the D.C. District Court seeking relief from the remaining provisions of the MFJ. BellSouth and BellSouth Telecommunications believe that the MFJ restrictions are contrary to the public interest in that they impair the effectiveness of competitive markets, harm consumers economically and undermine the efficient development of new technology. Final resolution of this motion is not expected in the near term.

    Technological changes and the effects of competition reduce the economic useful lives of BellSouth Telecommunications' fixed assets. As competition increases in both the exchange access and local exchange markets, the economic lives of related properties should continue to decrease. Therefore, BellSouth Telecommunications is examining the rates of depreciation of fixed assets authorized by the FCC and state regulatory commissions to ensure that these rates are adequate to recover fixed asset costs in a timely fashion. The FCC and the state commissions represcribe depreciation rates for BellSouth Telecommunications at three-year intervals. Such rates will be represcribed in Florida, Georgia, North Carolina and South Carolina in 1995 and in Alabama, Kentucky, Louisiana, Mississippi and Tennessee in 1996. (See "Management's Discussion and Analysis of Results of Operations -- Operating Environment and Trends of the Business -- Accounting Under SFAS No. 71.")

ENTRY INTO NEW MARKETS
    Notwithstanding the risks associated with increased competition, BellSouth Telecommunications will have the opportunity to benefit from entry into new business markets. BellSouth Telecommunications believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings may include information services, interactive communications and cable television and other entertainment services.

    In August 1992, the FCC issued an order allowing the LECs to offer video dial tone for transmitting video services. In February 1995, the FCC approved BellSouth Telecommunications' application to conduct a trial of video dial tone services. This trial will be undertaken to better position the company to respond to the increasingly competitive telecommunications market. BellSouth Telecommunications will construct the network in Chamblee, Georgia, that will provide for 70 analog channels and over 200 digital channels to deliver video programming and interactive services, which will be offered by various programming service providers. The new services will include broadcast entertainment, interactive video services, such as video games, enhanced personal computer and communications services, including electronic mail, transactional services, such as home shopping and banking, and customer-choice video services, such as movies on demand.

    In September 1994, the U.S. District Court for the Northern District of Alabama declared unconstitutional a provision of the Cable Communications Policy Act of 1984 that prohibits BellSouth and its affiliates from providing cable television programming in the areas served by BellSouth Telecommunications. As a result of the Court's decision, which was rendered in response to a suit filed by BellSouth in 1993 and is now pending appeal by the United States, BellSouth and its affiliates, including BellSouth Telecommunications, may seek the appropriate governmental authorizations to provide video programming directly to consumers throughout its service area.

RESTRUCTURING
    BellSouth Telecommunications is restructuring its telephone operations by streamlining its fundamental processes and work activities to better respond to an increasingly competitive business environment. This activity is expected to improve overall responsiveness to customer needs and reduce costs. For a discussion of the restructuring begun in 1993, see "Management's Discussion and Analysis of Results of Operations -- Other Matters -- Restructuring of Telephone Operations."

                            RESEARCH AND DEVELOPMENT

    The majority of BellSouth Telecommunications' research and development activity is conducted at Bell Communications Research, Inc. (Bellcore), one-seventh of which is owned by BellSouth, through BellSouth Telecommunications, with the remainder owned by the other Holding Companies. Bellcore provides research and development and other services for its owners and is the central point of contact for coordinating the Federal government's telecommunications requirements relating to national security and emergency preparedness.

                            LICENSES AND FRANCHISES

    BellSouth Telecommunications' local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BellSouth Telecommunications does business. These certificates provide for a franchise of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates. MCI Communications Corporation and U S West have announced plans to pursue approval to provide local telephone service, thereby challenging the exclusivity of BellSouth Telecommunications' franchise for local service.

    BellSouth Telecommunications owns or has licenses to use all patents, copyrights, licenses, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights which would materially and adversely affect BellSouth Telecommunications or its subsidiaries.

                                   EMPLOYEES

    On December 31, 1994, 1993, and 1992 BellSouth Telecommunications employed approximately 76,700, 81,400 and 82,900 persons, respectively. About 72% of these employees at December 31, 1994 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. BellSouth Telecommunications' collective bargaining agreement with the CWA, as well as the agreements with certain of its subsidiaries, are scheduled to terminate on August 5, 1995. Negotiations with the CWA over the terms of the new agreements will begin early in June 1995. The outcome of these negotiations cannot be determined at this time.

    In November 1993, BellSouth Telecommunications announced a plan to reduce its workforce by approximately 10,200 employees by the end of 1996 through normal attrition, transitional programs, other voluntary options and involuntary separations. For the years ended December 31, 1994 and 1993, total employee reductions under this plan were 3,900 and 1,300, respectively. (See "Management's Discussion and Analysis of Results of Operations -- Other Matters
- -- Restructuring of Telephone Operations.")

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth Telecommunications' properties do not lend themselves to description by character and location of principal units. BellSouth Telecommunications' investment in property, plant and equipment consisted of the following at December 31:

                                                                       1994         1993
                                                                    -----------  -----------
Outside Plant.....................................................         46%          46%
Central Office Equipment..........................................         37           37
Land and Buildings................................................          7            7
Furniture and Fixtures............................................          5            5
Operating and Other Equipment.....................................          4            4
Other.............................................................          1            1
                                                                          ---          ---
                                                                          100%         100%
                                                                          ---          ---
                                                                          ---          ---

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth Telecommunications currently self-insures a substantial amount of its outside plant against casualty losses. Central office equipment consists of analog switching equipment, digital electronic switching equipment and circuit equipment. Land and buildings are occupied principally by central offices. Operating and other equipment consists of embedded intrasystem wiring, substantially all of which is on the premises of customers, motor vehicles and equipment.

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

    The total investment in telephone plant has increased from approximately $34,820 million at January 1, 1990 to approximately $41,696 million at December 31, 1994, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth Telecommunications in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth Telecommunications' capital expenditures for 1990 through 1994 were as follows:

                                           MILLIONS
                                           ---------
1994.....................................  $   2,971
1993.....................................      2,995
1992.....................................      2,846
1991.....................................      2,747
1990.....................................      2,938

    BellSouth Telecommunications currently projects capital expenditures to be approximately $3,000 million for 1995. In 1994, BellSouth Telecommunications generated substantially all of its funds for capital expenditures internally. In 1995, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions in the Plan of Reorganization (POR). As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth Telecommunications has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1994, BellSouth Telecommunications' recorded liability related primarily to remediation of these sites was $35.8 million.

    BellSouth Telecommunications continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth Telecommunications' recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth Telecommunications continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters will not be material to its financial position.

ITEM 3.  LEGAL PROCEEDINGS

    The MFJ and the related POR provide for the recognition and payment of liabilities by AT&T and the Operating Telephone Companies that are attributable to pre-divestiture events but that did not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's environmental liabilities, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Contingent liabilities attributable to pre-divestiture events have been shared by AT&T and the Operating Telephone Companies in accordance with formulae prescribed by the POR, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. BellSouth Telecommunications' share of these liabilities to date has not been material to its financial position or results of operations for any period.

    The Operating Telephone Companies have agreed among themselves to disengage from the sharing of most categories of contingent liabilities formerly subject to the POR sharing mechanism. Sharing under the POR would continue for matters for which notice was given as of May 23, 1994 and certain pre-divestiture environmental claims. The sharing of liabilities for pre-divestiture claims between AT&T and one or more Operating Telephone Companies are not affected by this agreement.

    BellSouth Telecommunications and its subsidiaries are subject to numerous claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct and other matters. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of BellSouth Telecommunications, any financial impact to which BellSouth Telecommunications is subject is not expected to be material in amount to BellSouth Telecommunications' financial position.

                                    PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
       (DOLLARS IN MILLIONS)

                                              1994         1993         1992         1991         1990
                                            ---------    ---------    ---------    ---------    ---------
Operating Revenues.......................    $14,040      $13,580      $13,182      $12,768      $12,762
Operating Expenses (1)...................     10,452       11,591       10,258       10,046        9,859
                                            ---------    ---------    ---------    ---------    ---------
Operating Income.........................      3,588        1,989        2,924        2,722        2,903
Interest Expense.........................        549          562          583          650          626
Other Income, net........................         18           21           75            1           27
Provision for Income Taxes...............      1,105          461          801          647          708
Extraordinary Loss, net of tax...........      --             (87)         (41)       --           --
Accounting Change, net of tax............      --             (65)       --           --           --
                                            ---------    ---------    ---------    ---------    ---------
  Net Income.............................   $  1,952     $    835     $  1,574     $  1,426     $  1,596
                                            ---------    ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------    ---------
Total Assets.............................    $27,372      $27,095      $26,442      $26,322      $26,511
Capital Expenditures.....................    $ 2,971      $ 2,995      $ 2,846      $ 2,747      $ 2,938
Long-Term Debt...........................    $ 6,512      $ 6,547      $ 6,336      $ 6,403      $ 6,440
Ratio of Earnings to Fixed Charges (2)...       5.68         3.17         4.53         3.86         4.23
Return to Average Common Equity..........      18.02%        7.32%       13.78%       12.49%       14.13%
Debt Ratio at End of Period..............      41.01%       41.29%       38.46%       38.17%       37.83%

Telephone Employees (3)..................     73,764       77,958       79,453       79,743       85,967
Other Operations Employees...............      2,944        3,457        3,413        2,502        --
                                            ---------    ---------    ---------    ---------    ---------
  Total Employees........................     76,708       81,415       82,866       82,245       85,967
                                            ---------    ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------    ---------

Telephone Employees per 10,000 Access
 Lines...................................       36.5         40.3         42.6         44.1         49.1

Business Volumes (In Millions): (4)
Network Access Lines in Service:
  Residence..............................       14.2         13.7         13.3         12.9         12.6
  Business...............................        5.8          5.4          5.1          4.8          4.6
  Other..................................         .2           .2           .2           .3           .3
                                            ---------    ---------    ---------    ---------    ---------
    Total................................       20.2         19.3         18.6         18.0         17.5
                                            ---------    ---------    ---------    ---------    ---------
                                            ---------    ---------    ---------    ---------    ---------
Access Minutes of Use:
  Interstate.............................   57,778.1     53,345.0     50,546.4     47,255.3     44,903.3
  Intrastate.............................   16,887.8     15,260.9     13,994.2     13,237.7     12,119.5
Toll Messages............................    1,558.6      1,511.4      1,462.2      1,504.1      1,496.4

- ------------------------

(1) Operating Expenses for 1993 include a charge for restructuring of $1,136.4, which reduced net income by $696.6. See Note J to the Consolidated Financial Statements.
(2) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of total interest expense and such portion of rental expense representative of the interest factor on such rentals.
(3) Effective in 1994, telephone employees exclude those employees in BellSouth Telecommunications' subsidiaries which are unrelated to telephone operations; all prior years have been restated.
(4) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within court-defined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region.

    Approximately 86% of BellSouth Telecommunications' Total Operating Revenues for the years ended December 31, 1994 and 1993, respectively, were from wireline services. Charges for local service, access services and toll for the year ended December 31, 1994 accounted for approximately 57%, 33% and 10%, respectively, of the wireline revenues discussed above. The remainder of BellSouth
Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS

                                                 1994       1993      % CHANGE
                                              ----------  ---------  -----------
Net Income..................................    $1,951.6     $835.0      133.7%

    Net Income for 1994 increased $1,116.6 compared to 1993. The increase was attributable in part to revenue growth, driven by continued growth of access lines and other key volumes, and cost control measures, including salary and wage savings attributable to the restructuring plan implemented in 1993. The increase was also due to the effect of charges which occurred in 1993 and, in the aggregate, reduced Net Income by $920.0 for that year. The 1993 charges include $696.6 for restructuring of the core telephone operations (see Note J); $86.6 for the refinancing of certain long-term debt issues at lower interest rates (see Note E); $64.8 for the retroactive adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note H); $47 for the initial impact of a regulatory settlement in Florida; and approximately $25 associated with severe 1993 winter weather conditions.

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (Thousands):

                                               1994        1993      % CHANGE
                                            ----------  ----------  ------------
By Type:
  Residence...............................    14,195.2    13,691.4        3.7%
  Business................................     5,770.5     5,388.3        7.1
  Other...................................       254.3       252.9        0.6
                                            ----------  ----------
    Total.................................    20,220.0    19,332.6        4.6
                                            ----------  ----------
                                            ----------  ----------
By State:
  Florida.................................     5,349.7     5,096.6        5.0
  Georgia.................................     3,353.6     3,166.7        5.9
  Tennessee...............................     2,337.0     2,236.0        4.5
  Louisiana...............................     2,037.3     1,963.3        3.8
  North Carolina..........................     1,993.8     1,896.2        5.1
  Alabama.................................     1,726.4     1,668.3        3.5
  South Carolina..........................     1,243.5     1,199.8        3.6
  Mississippi.............................     1,118.4     1,076.6        3.9
  Kentucky................................     1,060.3     1,029.1        3.0
                                            ----------  ----------
    Total.................................    20,220.0    19,332.6        4.6
                                            ----------  ----------
                                            ----------  ----------

    The rate of growth in access lines continued to be particularly strong, 4.6% in 1994, compared to a 3.7% rate of increase in 1993. The number of access lines in service since December 31, 1993 increased by approximately 887,400. The overall increase, led by growth in Georgia, North Carolina and Florida, was primarily attributable to continued economic improvement, including expanding employment in BellSouth Telecommunications' nine-state region, and an increase in the number of second residential lines. Second residential lines accounted for approximately 40.2% and 22.8% of the overall increases in residence access lines and total access lines, respectively, since December 31, 1993. The growth rates in 1994 for total residence and business lines of 3.7% and 7.1%, respectively, improved compared to growth rates of 3.0% and 5.9%, respectively, in 1993.

    Access Minutes of Use (Millions):

                                               1994        1993      % CHANGE
                                            ----------  ----------  ------------
Interstate................................    57,778.1    53,345.0        8.3%
Intrastate................................    16,887.8    15,260.9       10.7
                                            ----------  ----------
  Total...................................    74,665.9    68,605.9        8.8
                                            ----------  ----------
                                            ----------  ----------

    Access  minutes  of  use  represent   the  volume  of  traffic  carried   by
interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1994, total access minutes of use increased by 6,060.0 million (8.8%) compared to an increase of 6.3% in 1993. The 1994 increase in access minutes of use was partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' network. The growth rate in total minutes of use continues to be negatively impacted by the effects of bypass and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                1994       1993      % CHANGE
                                              ---------  ---------  ------------
Toll Messages (Millions)....................    1,558.6    1,511.4        3.1%

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Also, effective in 1994, toll messages include messages completed under optional calling plans (OCPs), which provide reduced rates for toll calls within a LATA. Prior period toll message volumes have been restated to reflect this change. The pricing of services provided under OCPs has stimulated volume growth. Accordingly, the trend of declining toll message volumes in prior periods has been reversed by the inclusion of messages completed under these plans.

    Toll messages increased by 47.2 million (3.1%) compared to a restated increase of 3.4% in 1993. The 1994 increase, attributable in part to the growth of messages completed under OCPs and stimulation resulting from access line growth, was partially offset by the effect of optional extended area calling plans which, based on a customer's election, provide for a wider toll-free calling area.

    In September 1994, South Carolina implemented an expanded local area calling plan. While the South Carolina plan's impact on 1994 toll message volumes was negligible, this plan and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area and optional extended area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

OPERATING REVENUES

    Total Operating Revenues increased $460.3 (3.4%). The components of Total Operating Revenues were as follows:

                                            1994         1993       % CHANGE
                                         -----------  -----------  ------------
Local Service..........................  $   6,863.1  $   6,577.3        4.3%
Interstate Access......................      3,127.2      2,991.2        4.5
Intrastate Access......................        908.3        881.9        3.0
Toll...................................      1,190.1      1,219.5       (2.4)
Other..................................      1,951.2      1,909.7        2.2
                                         -----------  -----------
  Total Operating Revenues.............  $  14,039.9  $  13,579.6        3.4
                                         -----------  -----------
                                         -----------  -----------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and secondary central office feature services, such as custom calling features and custom dialing packages. (Revenues from cellular interconnection and other mobile services are included in Other operating revenues for both periods presented.)

    The increase in 1994 of $285.8 (4.3%) was due primarily to an increase of 887,400 access lines since December 31, 1993. Also contributing to the increase was growth attributable to optional extended area calling plans. The increase in 1994 was partially offset by rate reductions, principally in Louisiana and also in Florida and Alabama.

    INTERSTATE ACCESS revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states. Interstate Access revenues increased $136.0 (4.5%) in 1994.

    The 1994 increase was attributable to growth in minutes of use, additional end user charges due primarily to access line growth and the effect of billing and other adjustments recorded in 1993, which reduced revenues for that period by approximately $20. The increases were partially offset by the effect of rate reductions effective in July 1994 and October 1994, additional revenue deferrals under the Federal Communications Commission's (FCC) price cap plan and decreased net settlements with the National Exchange Carriers Association.

    See "Operating Environment and Trends of the Business."

    INTRASTATE ACCESS revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. In 1994, Intrastate Access revenues increased $26.4 (3.0%). Such increase was attributable to growth in minutes of use and the reclassification in 1994 of independent company settlements in certain states, which would have previously reduced revenues, to operating expenses. The increase was partially offset by the impact of rate reductions, primarily in Alabama and Florida.

    TOLL revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $29.4 (2.4%) in 1994. The decrease was primarily attributable to several settlements with independent companies, the reclassification of certain settlements to Intrastate Access revenue, net rate reductions since December 31, 1993 and the impact of optional extended area calling plans. The decrease was partially offset by growth in toll message volumes, reflecting improvements related in part to OCPs. The overall decline in Toll revenues is expected to continue over the long term.

    OTHER revenues are principally comprised of revenues from publishing rights fees, customer premises equipment (CPE) sales and maintenance services, billing and collection services, cellular interconnect services and other nonregulated services (primarily inside wire services). Other revenues increased $41.5 (2.2%) in 1994. The increase was attributable to growth in publishing rights and cellular interconnect fees and higher demand for unregulated products and services, including CPE for residential customers, voice messaging and inside wire services. In addition, the effects of adjustments and reclassifications related to services under certain state regulatory plans and billing and collection services contributed to the increase. Revenues derived from billing and collection are expected to decline over the long term due to interexchange carriers' assuming more direct billing for their own services. The increase was partially offset by increased revenue deferrals related to potential sharing under certain state regulatory plans and the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations.

OPERATING EXPENSES

    Primarily as a result of the effect of the 1993 restructuring charge, Total Operating Expenses decreased $1,138.3 (9.8%) in 1994. The components of Total Operating Expenses were as follows:

                                            1994         1993       % CHANGE
                                         -----------  -----------  -----------
Depreciation and Amortization            $   2,953.6  $   2,902.6        1.8%
                                         -----------  -----------
Other Operating Expenses:
  Cost of Services and Products........      5,235.2      5,169.4        1.3
  Selling, General and
   Administrative......................      2,263.4      2,382.1       (5.0)
  Restructuring Charge.................      --           1,136.4     (100.0)
                                         -----------  -----------
                                             7,498.6      8,687.9      (13.7)
                                         -----------  -----------
  Total Operating Expenses.............  $  10,452.2  $  11,590.5       (9.8)
                                         -----------  -----------
                                         -----------  -----------

    DEPRECIATION AND AMORTIZATION increased $51.0 (1.8%) in 1994. The increase in 1994 was due to higher levels of property, plant and equipment since December 31, 1993 resulting from continued growth in the customer base, continued modernization of the network and a special reserve deficiency amortization of $20.4 in North Carolina. The increase for the period was partially offset by the expiration of reserve deficiency amortizations in Louisiana and the inclusion in 1993 of approximately $20 of additional depreciation expense related to extraordinary property retirements in conjunction with a regulatory settlement in Florida.

    OTHER OPERATING EXPENSES are comprised of Cost of Services and Products, Selling, General and Administrative and, in 1993, a Restructuring Charge. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses decreased $1,189.3 (13.7%) in 1994. Excluding the $1,136.4 restructuring charge in 1993, Other Operating Expenses decreased $52.9 (0.7%) in 1994.

    As adjusted, the 0.7% decrease in 1994 was primarily attributable to the sale in 1994 of the out-of-region CPE sales and service operations, the inclusion in 1993 of approximately $55 and $40, respectively, related to a regulatory settlement in Florida and severe 1993 weather conditions and a reduction in 1994 expenses for rents, uncollectibles and contract services. The decrease was partially offset by increased expenses related to volume growth and network modernization, primarily for software license fees and materials, and the effect of reclassifying settlements with independent telephone companies in certain states from Intrastate Access revenues to operating expenses in 1994. Total employee-related costs also increased, reflecting annual compensation increases for management and represented employees, increased overtime attributable to volume growth and network service activities and higher expenses for employee benefits, partially offset by salary and wage savings from employee reductions attributable to the restructuring plan begun in 1993 and a reduction in pension expense (see Note H).

OTHER INCOME STATEMENT ITEMS

                                               1994        1993      % CHANGE
                                            ----------  ----------  -----------
Interest Expense..........................  $    548.8  $    562.6       (2.5%)
Other Income, net.........................        18.3        21.4      (14.5)
Provision for Income Taxes................     1,105.6       461.5      139.6

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, offset by an allowance for funds used during construction, which is capitalized as a cost of installing equipment and constructing plant. Interest expense decreased $13.8 (2.5%) in 1994. The decrease resulted primarily from interest savings attributable to refinancings in 1993 of long-term debt at lower interest rates. The decrease was partially offset by higher average levels of short-term borrowings at higher average interest rates. (See Notes E and K.)

    PROVISION FOR INCOME TAXES increased $644.1 (139.6%) in 1994. BellSouth Telecommunications' effective tax rates were 36.2% and 31.9% in 1994 and 1993, respectively. The effective rate for 1993 reflects the impact of the restructuring charge which significantly lowered pre-tax income. Such lower level of pre-tax income caused investment tax credit amortization to more significantly influence the effective tax rate in that year. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note L. A discussion of the adoption of SFAS No. 109, "Accounting for Income Taxes," also is included therein.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services and other issues. Other than in North Carolina and South Carolina, where it is subject to traditional rate of return regulation, BellSouth Telecommunications is operating under some form of incentive regulation plan at the state and federal levels whereby earnings above certain levels within a given range must be shared with customers in the form of credits, refunds or prospective rate reductions. These plans provide incentives to reduce costs and retain a portion of earnings above the sharing point, and in some cases, all earnings above the top of the range must be returned to customers. Since BellSouth Telecommunications' earnings fell close to or within the sharing range in its incentive plans during 1994, its ability to increase its earnings over the long run under these plans, even through productivity enhancements, is constrained. At December 31, 1994, BellSouth Telecommunications' estimated sharing obligation related to interstate access services was $141.6. Furthermore, its ability to change rates to more effectively respond to competition is limited under the current regulatory plans, which require, in general, that rates be charged as provided in tariff filings.

    Accordingly, BellSouth Telecommunications' primary regulatory focus is directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to the current regulatory processes, BellSouth Telecommunications believes that price regulation, whereby prices of basic local exchange services are directly regulated, irrespective of rate of return tests, and prices for other products and services are based on market factors, is a logical progression to competitive fairness and provides advantages for consumers. While no such local regulatory plan has been implemented in the nine-state service area, the Tennessee Public Service Commission, subject to certain governmental authorizations and the enactment of enabling legislation, adopted rules to allow local exchange competition, including a provision whereby BellSouth Telecommunications could elect to operate under a price regulation plan. In addition, proposed plans filed by BellSouth Telecommunications in Kentucky, Georgia, Mississippi and Alabama are currently under review by the respective commissions in those states. The Florida, Georgia, North Carolina and Tennessee legislatures are considering bills that would provide for or allow price regulation and/or local exchange competition. A proposed plan filed with the Louisiana Public Service Commission was rejected in November 1994. The FCC is reviewing its regulatory plan; any changes to the plan are not expected to be effective until mid-1995. BellSouth Telecommunications will continue to pursue implementation of price regulation plans in Louisiana, other states and at the federal level through filings with regulatory commissions and through legislative initiatives.

    ECONOMY. The nation's gross domestic product grew 4% in 1994, which was the strongest annual growth of the current economic expansion. Employment in nonfarm businesses grew 2.6% during the year as the unemployment rate dropped to 5.6% by the fourth quarter. Growth in the nine-state region served by BellSouth Telecommunications was even stronger. The number of jobs in nonfarm businesses grew at a 3.0% annual rate, unemployment also dropped to 5.6% by the fourth quarter and real income expanded by an estimated 4.4%. Net in-migration added 450,000 to the region's population during 1994, with every state except Louisiana recording a gain. Four states, Florida, Georgia, North Carolina and Tennessee, were among the top ten nationally in 1994 numerical population gains. The demand for telecommunications services reflected the strength of the economic and population growth in the region. Higher interest rates in 1995 may dampen residential construction and durable goods manufacturing, but projected net in-migration near 400,000 would help to keep the regional demand for telecommunications services rising. However, increasing competition makes BellSouth Telecommunications' financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater elasticities for its products and services.

    COMPETITION. Developments in the telecommunications marketplace continue to indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries are able to provide multiple and integrated communications offerings. A number of large companies, including AT&T Corp. and the other major interexchange carriers, other Bell Holding Companies and cable and other video entertainment companies, have completed acquisitions and entered into business alliances that will ultimately intensify and expand competition for local and toll communications and other services currently provided over BellSouth Telecommunications' networks. Other competitors have announced plans to build, and in certain locations have begun construction of, local phone connections and private networks that would permit business and residential customers to bypass the facilities of local telephone companies, including those of BellSouth Telecommunications in certain cities in its service territory. Legislative, regulatory and judicial developments will further facilitate competition in local, long distance and video markets.

    Notwithstanding the risks associated with increased competition, BellSouth and BellSouth Telecommunications will have opportunities in new business markets. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses, which may include information services, interactive communications and cable television and other entertainment services. As a part of this strategy, BellSouth has been granted permission by the FCC to conduct a trial of video dial tone services; acquired in auction one of the nationwide narrowband Personal Communications Services (PCS) licenses; participated in the ongoing FCC auction for broadband PCS licenses in the Carolinas and eastern Tennessee; and formed business alliances and partnerships, both domestically and internationally, related to the provision of interactive and traditional video programming services as well as wireless and wireline communications services. As another part of its competitive strategy, BellSouth Telecommunications has undertaken a plan to streamline its telephone operations and to improve its overall cost structure (see "Other Matters -- Restructuring of Telephone Operations"). Coincident with the existing restructuring plan, BellSouth Telecommunications is continuing to seek additional ways to better enhance customer service and productivity and to further improve its cost structure. As a result of these ongoing efforts, additional changes to fundamental business processes and work activities, as well as further employee reductions, are expected.

    ACCOUNTING UNDER SFAS NO. 71. BellSouth Telecommunications continues to account for the economic effects of regulation under SFAS No. 71, "Accounting for the  Effects  of  Certain  Types  of  Regulation."  Where  appropriate,  the provisions of SFAS No. 71 give recognition to the effect of actions of regulators, which can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability of a regulated entity. As a result of such actions by regulators, BellSouth Telecommunications' balance sheet at December 31, 1994 reflects net deferred charges (regulatory assets) of $186.5 related primarily to compensated absences and unamortized issuance costs for debt that has been refinanced, and net deferred credits (regulatory liabilities) of $304.0 related to income tax issues. Virtually all of the current regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and are transitory in nature. The magnitude of the regulatory assets and liabilities is decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the FCC's current Uniform System of Accounts. Additional regulatory assets and liabilities may arise in the future as long as BellSouth Telecommunications remains subject to the provisions of SFAS No. 71.

    Various forms of earnings-based regulation remain in effect at the federal level and in all nine states served by BellSouth Telecommunications. However, recent legislative and regulatory initiatives suggest that fully competitive markets for telecommunications services will eventually be established. During 1994, the United States Congress considered legislation designed specifically to open all telecommunications services to full competition. Although no such legislation was enacted into law, Congress is again considering legislation of this type, and similar initiatives are also emerging at the state level. Furthermore, in the regulatory arena, BellSouth Telecommunications continues to pursue modification of the existing regulatory framework. Price regulation plans, whereby prices of basic local exchange service are directly regulated and prices for other telecommunications products and services are based on market factors, have been proposed for implementation and are under review in several states in the service area and by the FCC.

    BellSouth Telecommunications would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. Additionally, SFAS No. 71 would no longer apply if BellSouth Telecommunications is successful in altering the existing regulatory framework and achieving price regulation since such plans do not provide for the recovery of specific costs. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that BellSouth Telecommunications will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In that event, the impact on BellSouth Telecommunications' financial position and results of operations would be material. Under such circumstances, BellSouth Telecommunications would be required to reduce the recorded value for telephone plant and equipment in recognition of amounts that would not be recoverable or that would be overstated due to longer regulator-prescribed asset lives. BellSouth Telecommunications' overall depreciation reserve at December 31, 1994 was approximately 44% of its total depreciable plant. Broad industry analysis of other telecommunications companies who have recently discontinued accounting under SFAS No. 71 indicates that unregulated telecommunications enterprises similar to BellSouth Telecommunications have an overall depreciation reserve ratio that approximates 52% to 57% of total depreciable plant. If BellSouth Telecommunications were required to discontinue SFAS No. 71 and to revalue its telephone plant using similar assumptions and methodology, the net recorded book value of its telephone plant would be reduced by about $4,000 to $6,000. In addition, BellSouth Telecommunications would be required to eliminate its regulatory assets and liabilities, adjust the level of its unamortized investment tax credits and fully adopt issue basis accounting for its directory publishing fees. Specific financial impacts of discontinuing SFAS No. 71 would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

OTHER MATTERS

    RESTRUCTURING OF TELEPHONE OPERATIONS. As previously reported, during 1993 BellSouth Telecommunications recognized a $1,136.4 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. The restructuring is being undertaken in response to an increasingly competitive business environment. Upon completion, restructuring of the telephone operations is expected to improve overall responsiveness to customer needs and reduce costs.

    As a part of the restructuring, BellSouth Telecommunications is consolidating and centralizing its existing operations. BellSouth Telecommunications is establishing a single point of contact and accountability for the receipt, analysis and resolution of customer installation, repair activities and service activation. The efforts involve redesign of key work processes and designing new processes that facilitate the consolidation of service functions and the reduction of 10,200 employees.

    The projected costs by year for each component of the charge were as follows:

                                            1993       1994       1995       1996       TOTAL
                                          ---------  ---------  ---------  ---------  ----------
Consolidation and Elimination of
 Operations.............................  $    14.7  $   185.2  $    87.0  $    55.9  $    342.8
Systems.................................     --          185.5      155.5       84.4       425.4
Employee Separation.....................       38.3      142.7      105.2       82.0       368.2
                                          ---------  ---------  ---------  ---------  ----------
  Total.................................  $    53.0  $   513.4  $   347.7  $   222.3  $  1,136.4
                                          ---------  ---------  ---------  ---------  ----------
                                          ---------  ---------  ---------  ---------  ----------

    Through December 31, 1994, BellSouth Telecommunications was substantially on plan with respect to projected expenditures and employee reductions. See "PROGRESS UNDER THE PLAN."

    CONSOLIDATION AND ELIMINATION OF OPERATIONS. Approximately $342.8 of the charge consisted of costs associated with consolidating and eliminating operations as a result of re-engineering the way service is delivered to customers. During the restructuring period, 288 existing operations centers are being consolidated into 73 locations. Data management centers used to support company operations are being reduced from 11 to 6. Comptrollers offices are being reduced from 48 to 11. Collection process improvements are being made to reduce operating costs and uncollectibles. Redundancies are being eliminated and the number of steps decreased in the product planning and provisioning process. In addition, customer service processes and systems are being designed to provide one-number access, specific appointment times, on-line and real-time access to customer records and immediate service activation where facilities are already in place.

    SYSTEMS. Approximately $425.4 of the charge was for systems development. The information management systems in use prior to the restructuring effort were inadequate to deal with increased competition and changing technology. Accordingly, as an integral part of the restructuring plan, a major redesign of information systems throughout the company is being undertaken to attain a systems framework that both facilitates the targeted employee reductions and correlates to the increasingly competitive business environment. This effort entails significant changes to the overall computing platform, architecture and corporate systems structure.

    EMPLOYEE SEPARATION. Approximately $368.2 of the charge was for separation costs for employees leaving BellSouth Telecommunications through 1996 and for relocation of certain employees. BellSouth Telecommunications' targeted employee reduction of 10,200 employees by the end of the restructuring period will result in future cost savings and, as a result, is expected to improve BellSouth Telecommunications' competitive position.

    The projected work force reductions by year under the plan were as follows:

                                                   1993       1994       1995       1996       TOTAL
                                                 ---------  ---------  ---------  ---------  ---------
Management.....................................        280      1,000      1,600      1,500      4,380
Represented....................................      1,020      2,700      1,300        800      5,820
                                                 ---------  ---------  ---------  ---------  ---------
  Total........................................      1,300      3,700      2,900      2,300     10,200
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------

    Employee separation costs include severance payments, health care coverage, education benefits, and costs of relocating employees to new job locations, as well as net curtailment expenses. The severance payments, health care coverage and education benefits costs for management employees are paid under the provisions of current BellSouth management separation plans. The severance payments, health care coverage and education benefit costs for craft employees are paid under the provisions of collective bargaining agreements. Relocation costs are the costs to move personnel to different locations as a result of work center consolidations. These charges are paid under BellSouth Telecommunications' relocation guidelines and the terms of collective bargaining agreements. Net curtailment expenses are charged in accordance with the provisions of accounting pronouncements SFAS Nos. 88 and 106.

    PROGRESS UNDER THE PLAN. Since inception of the restructuring plan in fourth quarter 1993, cumulative employee reductions were 5,200 (1,300 in 1993 and 3,900 in 1994) and total amounts charged against the restructuring liability were $521.7.

    A summary of the costs incurred through December 31, 1994 under the plan is as follows:

                                                                   1993       1994       TOTAL
                                                                 ---------  ---------  ---------
Consolidation and Elimination of Operations....................  $    14.7  $   164.6  $   179.3
Systems........................................................     --          170.3      170.3
Employee Separation............................................       38.3      133.8      172.1
                                                                 ---------  ---------  ---------
  Total........................................................  $    53.0  $   468.7  $   521.7
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    For the year ended December 31, 1994, cash expenditures related to the ongoing implementation of the restructuring plan were approximately $390.2. Non-cash expenses were primarily comprised of pension curtailments and charges related to elimination of certain business operations of subsidiaries. Capital expenditures for 1994 related to restructuring were approximately $203.6; such expenditures are not reflected in the above tables.

    The remaining restructuring liability at December 31, 1994 was approximately $614.7, all of which was classified as current. During 1995, BellSouth Telecommunications plans to accelerate restructuring activities such that employee reductions and expenditures as originally projected under the plan will be substantially completed by the end of 1995. Accordingly, employee reductions in 1995 under the plan are projected to be approximately 5,000 and capital expenditures, which are not reflected in the above tables, are projected to be about $300.

    The cumulative reduction in employees as of December 31, 1994 resulted in an estimated $100 reduction in 1994 operating expenses and is currently projected to result in about a $300 to $400 reduction in 1995 operating expenses. Once the restructuring plan is completed, annual cost savings are expected to be approximately $600 due primarily to reduced employee-related expenses.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report is contained herein.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal control and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1994, the system of internal controls was adequate to accomplish the objectives discussed herein.

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

         /s/ Jere A. Drummond                      /s/ Patrick H. Casey
PRESIDENT AND CHIEF EXECUTIVE OFFICER         VICE PRESIDENT AND COMPTROLLER

February 3, 1995

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of three members who are neither officers nor employees of BellSouth Telecommunications. The Audit Committee met four times during 1994 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand L.L.P., and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended the appointment of the independent accountants and considered factors relating to their independence. The Chief Corporate Auditor and Coopers & Lybrand L.L.P. each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                                /s/ Harry M. Lightsey, Jr.
                                                CHAIRMAN, AUDIT COMMITTEE
February 3, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Notes H and L to the consolidated financial statements, BellSouth Telecommunications changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes in 1993.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 3, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statement of BellSouth Telecommunications, Inc. on Form S-3 (File No. 33-49991) of our report dated February 3, 1995, on our audits of the consolidated financial statements of BellSouth Telecommunications, Inc. listed in Item 14(a) of this Form 10-K.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
March 6, 1995

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN MILLIONS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1994         1993         1992
                                                                           -----------  -----------  -----------
Operating Revenues:
  Local service..........................................................  $   6,863.1  $   6,577.3  $   6,236.0
  Interstate access......................................................      3,127.2      2,991.2      2,945.6
  Intrastate access......................................................        908.3        881.9        871.8
  Toll...................................................................      1,190.1      1,219.5      1,248.8
  Other..................................................................      1,951.2      1,909.7      1,879.9
                                                                           -----------  -----------  -----------
    Total Operating Revenues.............................................     14,039.9     13,579.6     13,182.1
                                                                           -----------  -----------  -----------
Operating Expenses:
  Cost of services and products..........................................      5,235.2      5,169.4      5,050.6
  Depreciation and amortization..........................................      2,953.6      2,902.6      2,862.2
  Selling, general and administrative....................................      2,263.4      2,382.1      2,345.7
  Restructuring charge (Note J)..........................................      --           1,136.4      --
                                                                           -----------  -----------  -----------
    Total Operating Expenses.............................................     10,452.2     11,590.5     10,258.5
                                                                           -----------  -----------  -----------
Operating Income.........................................................      3,587.7      1,989.1      2,923.6
Interest Expense (Note K)................................................        548.8        562.6        583.3
Other Income, net (Note K)...............................................         18.3         21.4         75.5
                                                                           -----------  -----------  -----------
Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle..........................................      3,057.2      1,447.9      2,415.8
Provision for Income Taxes (Note L)......................................      1,105.6        461.5        800.8
                                                                           -----------  -----------  -----------
Income Before Extraordinary Loss and Cumulative Effect of Change in
 Accounting Principle....................................................      1,951.6        986.4      1,615.0
Extraordinary Loss on Early Extinguishment of Debt, net of tax (Note
 E)......................................................................      --             (86.6)       (40.7)
Cumulative Effect of Change in Accounting Principle, net of tax (Note
 H)......................................................................      --             (64.8)     --
                                                                           -----------  -----------  -----------
    Net Income...........................................................  $   1,951.6  $     835.0  $   1,574.3
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Retained Earnings:
  At beginning of year...................................................  $   3,180.0  $   3,967.0  $   3,983.5
  Net Income.............................................................      1,951.6        835.0      1,574.3
  Dividends declared.....................................................     (1,610.1)    (1,612.3)    (1,587.8)
  Other adjustments......................................................      --              (9.7)        (3.0)
                                                                           -----------  -----------  -----------
  At end of year.........................................................  $   3,521.5  $   3,180.0  $   3,967.0
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1994         1993
                                                                                         -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents............................................................  $      94.4  $      84.3
  Accounts receivable, net of allowance for uncollectibles of $81.7 and $84.6..........      2,316.5      2,229.0
  Material and supplies................................................................        375.2        374.3
  Other current assets.................................................................        380.1        253.8
                                                                                         -----------  -----------
    Total Current Assets...............................................................      3,166.2      2,941.4
                                                                                         -----------  -----------
Investments In and Advances to Affiliates (Note B).....................................        248.9        238.2
Property, Plant and Equipment, net (Note C)............................................     23,515.2     23,444.4
Deferred Charges and Other Assets......................................................        441.5        471.2
                                                                                         -----------  -----------
    Total Assets.......................................................................  $  27,371.8  $  27,095.2
                                                                                         -----------  -----------
                                                                                         -----------  -----------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Debt maturing within one year (Note E)...............................................  $   1,218.2  $   1,094.6
  Accounts payable.....................................................................      1,121.9      1,037.1
  Other current liabilities (Note D)...................................................      2,502.4      2,415.4
                                                                                         -----------  -----------
    Total Current Liabilities..........................................................      4,842.5      4,547.1
                                                                                         -----------  -----------
Long-Term Debt (Note E)................................................................      6,511.8      6,546.5
                                                                                         -----------  -----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes....................................................      2,992.1      2,831.4
  Unamortized investment tax credits...................................................        443.3        515.9
  Other liabilities and deferred credits (Note F)......................................      1,657.6      1,994.7
                                                                                         -----------  -----------
    Total Deferred Credits and Other Liabilities.......................................      5,093.0      5,342.0
                                                                                         -----------  -----------
Shareholder's Equity:
  Common stock, one share, no par value................................................      7,403.0      7,479.6
  Retained earnings....................................................................      3,521.5      3,180.0
                                                                                         -----------  -----------
    Total Shareholder's Equity.........................................................     10,924.5     10,659.6
                                                                                         -----------  -----------
    Total Liabilities and Shareholder's Equity.........................................  $  27,371.8  $  27,095.2
                                                                                         -----------  -----------
                                                                                         -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1994          1993          1992
                                                                        ------------  ------------  ------------
Cash Flows from Operating Activities:
  Net income..........................................................  $    1,951.6  $      835.0  $    1,574.3
  Adjustments to net income:
    Depreciation......................................................       2,949.8       2,900.0       2,859.9
    Provision for losses on bad debts.................................         111.6         128.6         142.5
    Deferred income taxes and unamortized investment tax credits......         (35.2)       (677.1)       (147.5)
    Allowance for funds used during construction......................         (19.7)        (23.7)        (15.3)
    Restructuring charge..............................................       --            1,136.4       --
    Payment of call premium...........................................       --              (99.7)        (33.4)
    Extraordinary loss on early extinguishment of debt................       --              145.4          70.7
    Change in accounting principle, net of tax........................       --               64.8       --
    Summary tax assessment settlement.................................       --            --               90.9
    Change in accounts receivable.....................................        (223.0)       (408.4)       (206.7)
    Change in material and supplies...................................        (134.1)        (91.1)       (135.0)
    Change in accounts payable and other current liabilities..........        (400.2)        141.7          86.0
    Change in deferred charges and other assets.......................         (48.1)         98.6           3.7
    Change in other liabilities and deferred credits..................         299.3         148.2         162.0
    Other reconciling items, net......................................           5.8         (41.4)        (35.8)
                                                                        ------------  ------------  ------------
      Net cash provided by operating activities.......................       4,457.8       4,257.3       4,416.3
                                                                        ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures................................................      (2,970.8)     (2,994.9)     (2,845.8)
  Proceeds from disposals of property, plant and equipment............          79.5          87.4          82.9
  Investment dispositions.............................................          45.2          15.0       --
  Purchase of BellSouth Common Stock..................................       --             (199.9)      --
  Other investing activities, net.....................................          (1.8)         (1.3)         (1.1)
                                                                        ------------  ------------  ------------
      Net cash used for investing activities..........................      (2,847.9)     (3,093.7)     (2,764.0)
                                                                        ------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from short-term borrowings.................................      13,100.3      10,866.3      10,713.9
  Repayment of short-term borrowings..................................     (13,003.0)    (10,645.0)    (10,674.8)
  Advances from parent and affiliates.................................         434.6         359.8         267.8
  Repayment of advances from parent and affiliates....................        (437.0)       (357.2)       (270.2)
  Proceeds from long-term debt........................................       --            2,911.0         543.2
  Repayments of long-term debt........................................           (.4)     (2,777.5)       (626.7)
  Payment of capital lease obligations................................         (14.7)        (11.4)        (13.4)
  Equity investment of parent.........................................         (58.8)         28.7          24.0
  Dividends paid to parent............................................      (1,620.8)     (1,587.0)     (1,618.5)
                                                                        ------------  ------------  ------------
      Net cash used for financing activities..........................      (1,599.8)     (1,212.3)     (1,654.7)
                                                                        ------------  ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents..................          10.1         (48.7)         (2.4)
Cash and Cash Equivalents at Beginning of Period......................          84.3         133.0         135.4
                                                                        ------------  ------------  ------------
Cash and Cash Equivalents at End of Period............................  $       94.4  $       84.3  $      133.0
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) and subsidiaries in which it has a controlling financial interest. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications maintains substantially all of its accounts and records in accordance with the Uniform System of Accounts prescribed by the Federal Communications Commission (FCC) and makes certain adjustments necessary to present the accompanying financial statements in accordance with generally accepted accounting principles applicable to regulated entities. Such principles differ in certain respects from those used by unregulated entities, but are required to appropriately reflect the financial and economic effects of regulation and the rate-making process. Significant differences resulting from the application of these principles are disclosed elsewhere in these Notes to Consolidated Financial Statements where appropriate.

    BASIS OF ACCOUNTING. BellSouth Telecommunications' consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, SFAS No. 71 gives accounting recognition to the actions of regulators. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability of a regulated entity.

    As a result of such actions by regulators, the consolidated balance sheets at December 31, 1994 and 1993 reflect net deferred charges (regulatory assets) of $186.5 and $235.9, respectively, related primarily to compensated absences and unamortized issuance costs for debt that has been refinanced. Net deferred credits (regulatory liabilities) included in the consolidated balance sheets were $304.0 and $378.9, respectively, related to income tax issues.

    Telephone plant and equipment has been depreciated using regulator-prescribed asset lives. Other telecommunications companies have recently discontinued accounting under SFAS No. 71 and have revalued their telephone plant. If BellSouth Telecommunications were to revalue its telephone plant using similar assumptions and methodology, the net recorded book value of its telephone plant would be reduced by approximately $4,000 to $6,000.

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

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. Depreciation expense also includes amortization of certain classes of telephone plant and identified depreciation reserve deficiencies over periods allowed by regulatory authorities. When such plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. Other depreciable plant is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains and losses on disposal of other depreciable plant are recognized in the year of disposition as an element of other non-operating income.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) services are provided. Revenues derived from other telecommunications services, principally network access and toll, are recognized monthly as services are provided. Directory publishing fees are recognized over the life of the related directories, published by an affiliated company, which is generally one year.

    MAINTENANCE  AND REPAIRS.   The  cost of  maintenance and  repairs of plant,
including  the  cost  of  replacing   minor  items  not  effecting   substantial
betterments, is charged to operating expenses.

    ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. Regulatory authorities allow BellSouth Telecommunications to recognize the cost of capital (debt and equity components) associated with the construction of certain plant as income. Such income is not realized in cash currently but will be realized over the service life of the related plant as the resulting higher depreciation expense and plant investment are recovered in the form of increased revenues.

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

NOTE B -- INVESTMENTS IN AND ADVANCES TO AFFILIATES
    Investments In and Advances to Affiliates consists primarily of 3,766,199 shares of BellSouth common stock. During 1993, grantor trusts established by BellSouth Telecommunications purchased for $199.9 such BellSouth common stock to provide partial funding for the benefits payable under certain non-qualified benefit plans. Dividend income earned from the BellSouth shares, included as a component of Other Income, net, was $10.4 and $7.6 for 1994 and 1993, respectively.

NOTE C -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                                  1994         1993
                                                                               -----------  -----------
Outside plant................................................................  $  19,291.5  $  18,595.7
Central office equipment.....................................................     15,443.5     14,668.0
Building and building improvements...........................................      2,784.6      2,682.8
Furniture and fixtures.......................................................      2,215.9      2,109.9
Operating and other equipment................................................        844.5        825.1
Station equipment............................................................        600.5        631.0
Plant under construction.....................................................        289.5        355.4
Land.........................................................................        161.9        157.6
Other........................................................................         64.2         76.0
                                                                               -----------  -----------
                                                                                  41,696.1     40,101.5
Less: Accumulated depreciation...............................................     18,180.9     16,657.1
                                                                               -----------  -----------
    Total Property, Plant and Equipment, net.................................  $  23,515.2  $  23,444.4
                                                                               -----------  -----------
                                                                               -----------  -----------

    Depreciation of telephone plant and equipment as a percentage of average depreciable telephone plant was 7.20%, 7.51% and 7.67% for 1994, 1993 and 1992, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                                    1994        1993
                                                                                 ----------  ----------
Restructuring accrual (see Note J).............................................  $    614.7  $    513.4
Advanced billing and customer deposits.........................................       416.3       414.8
Taxes accrued..................................................................       314.1       405.3
Compensated absences...........................................................       307.4       307.4
Salaries and wages payable.....................................................       306.3       299.4
Interest and rents accrued.....................................................       250.0       231.2
Dividends payable to parent....................................................       153.9       164.6
Other..........................................................................       139.7        79.3
                                                                                 ----------  ----------
    Total Other Current Liabilities............................................  $  2,502.4  $  2,415.4
                                                                                 ----------  ----------
                                                                                 ----------  ----------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is included as debt in BellSouth Telecommunications' computation of debt ratios and consisted of the following at December 31:

                                                                    1994       1993
                                                                  ---------  ---------
Commercial paper................................................  $ 1,181.0  $ 1,085.6
Current maturities of long-term debt............................       37.2        9.0
                                                                  ---------  ---------
    Total.......................................................  $ 1,218.2  $ 1,094.6
                                                                  ---------  ---------
                                                                  ---------  ---------
Weighted average interest rate at end of period:
  Commercial paper..............................................       5.87%      3.31%

    BellSouth Telecommunications has committed credit lines aggregating $1,271.4 with various banks. There were no borrowings under the committed lines at December 31, 1994. BellSouth Telecommunications does not have any uncommitted lines of credit at December 31, 1994. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE E -- DEBT (CONTINUED)
    LONG-TERM:  Long-term debt is summarized as follows at December 31:

                                  CONTRACTUAL
                                 INTEREST RATES    MATURITIES     1994         1993
                                ----------------   ----------   ---------    ---------
Debentures:                     3 1/4% - 6 3/4%     1995-2033   $ 1,270.0    $ 1,270.0
                                7 3/8% - 8 1/4%     2010-2033     1,935.0      1,935.0
                                8 1/2% - 8 3/4%     2024-2029     1,400.0      1,400.0
                                                                ---------    ---------
                                                                  4,605.0      4,605.0
Notes........................   5 1/4% - 7%         1998-2008     1,875.0      1,875.0
Other........................                                       129.3        137.4
Unamortized discount, net of
 premium.....................                                       (60.3)       (61.9)
                                                                ---------    ---------
                                                                  6,549.0      6,555.5
Current maturities...........                                       (37.2)        (9.0)
                                                                ---------    ---------
  Total Long-Term Debt.......                                   $ 6,511.8    $ 6,546.5
                                                                ---------    ---------
                                                                ---------    ---------

    Maturities of long-term debt outstanding (face amounts) at December 31, 1994 are summarized below:

                                   1995       1996       1997       1998       1999     THEREAFTER    TOTAL
                                 ---------  ---------  ---------  ---------  ---------  ----------  ----------
Maturities.....................  $    37.2  $  --      $    75.0  $   570.0  $      .5  $  5,926.6  $  6,609.3
                                 ---------  ---------  ---------  ---------  ---------  ----------  ----------
                                 ---------  ---------  ---------  ---------  ---------  ----------  ----------

    During 1993 and 1992, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. As a result of the early extinguishment of these issues, charges of $86.6, net of taxes of $58.8, and $40.7, net of taxes of $30.0, were recognized as extraordinary losses in 1993 and 1992, respectively.

    At December 31, 1994, a shelf registration statement had been filed with the Securities and Exchange Commission by BellSouth Telecommunications under which $725.0 of debt securities could be offered.

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits is summarized as follows at December 31:

                                                                                    1994        1993
                                                                                 ----------  ----------
Accrued pension cost...........................................................  $    566.6  $    539.4
Compensation related...........................................................       307.2       274.5
Regulatory liability related to income taxes (see Note L)......................       304.0       378.9
Sharing accrual under FCC price cap plan.......................................       141.6        41.7
Postemployment benefits........................................................       128.3       116.6
Restructuring accrual (see Note J).............................................      --           570.0
Other..........................................................................       209.9        73.6
                                                                                 ----------  ----------
    Total Other Liabilities and Deferred Credits...............................  $  1,657.6  $  1,994.7
                                                                                 ----------  ----------
                                                                                 ----------  ----------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE G -- TRANSACTIONS WITH AFFILIATES
    BellSouth Telecommunications has a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO publishes certain telephone directories and in return pays BellSouth Telecommunications a publishing rights fee in its franchise area. For the years ended December 31, 1994, 1993 and 1992, these fees, included in Other operating revenue, were $638.1, $616.3 and $598.2, respectively.

    At December 31, 1994 and 1993, amounts receivable from affiliated companies were $21.4 and $20.2, respectively. Amounts payable to affiliated companies at December 31, 1994 and 1993, both short and long-term, were $432.3 and $465.8, respectively.

NOTE H -- EMPLOYEE BENEFITS

    PENSION PLANS. Substantially all employees of BellSouth Telecommunications are covered by noncontributory defined benefit pension plans sponsored by BellSouth. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering non-represented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for non-represented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1994 and 1993 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and includes the projected effect of future bargained-for improvements.

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

    Effective January 1, 1994, the non-represented cash balance plan was divided from one into four cash balance plans which allowed for costs to be accounted for more precisely based upon specific company demographic information. The plan division had no material impact on BellSouth Telecommunications' 1994 costs.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
    The components of net periodic pension cost for the non-represented plan are summarized below:

                                                                                                 1994
                                                                                              ----------
Service cost -- benefits earned during the year.............................................  $     81.1
Interest cost on projected benefit obligation...............................................       324.9
Actual loss on plan assets..................................................................        57.8
Net amortization and deferral...............................................................      (505.7)
                                                                                              ----------
  Net periodic pension income...............................................................  $    (41.9)
                                                                                              ----------
                                                                                              ----------
The following table sets forth the funded status of the plan at December 31:


                                                                                                 1994
                                                                                              ----------
Actuarial present value of:
  Vested benefit obligation.................................................................  $  3,470.6
                                                                                              ----------
                                                                                              ----------
  Accumulated benefit obligation............................................................  $  3,740.0
                                                                                              ----------
                                                                                              ----------
  Projected benefit obligation..............................................................  $  4,104.8
Plan assets at market value.................................................................     5,282.2
                                                                                              ----------
Plan assets in excess of projected benefit obligation.......................................     1,177.4
Unrecognized net gain due to past experience different from assumptions made................      (880.2)
Unrecognized prior service cost.............................................................      (304.3)
Unrecognized net asset at transition........................................................       (49.0)
                                                                                              ----------
  Accrued pension cost......................................................................  $    (56.1)
                                                                                              ----------
                                                                                              ----------

    Prior to 1994, BellSouth Telecommunications was allocated a portion of the expenses for both the non-represented and represented plans' pension expense. Pension cost allocated to BellSouth Telecommunications in 1994 for the represented plan was $63.6, and for both non-represented and represented plans in 1993, and 1992 was $113.4, and $155.3, respectively. The decrease in 1994 pension expense is primarily the result of a reduction in assumed benefit levels partially offset by the decrease in the discount rate assumption. The consolidated net pension expense amounts reflected above are exclusive of curtailment gains reflected in the restructuring activities discussed below.

    SFAS No. 87, "Employers' Accounting for Pensions," requires certain disclosures to be made with respect to the components of net periodic pension cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented in 1994 for the represented plan and for years prior to 1994 for both non-represented and represented plans because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    The significant actuarial assumptions at December 31, 1994 and 1993 were as follows:

                                                                                           1994         1993
                                                                                        -----------  -----------
Weighted average discount rate........................................................       8.25%         7.5%
Weighted average rate of compensation increase........................................        5.7%         5.7%
Expected long-term rate of return on plan assets......................................        8.0%         8.0%

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. Substantially all non-represented and represented employees of BellSouth Telecommunications participate in BellSouth's postretirement health and life insurance welfare plans. Effective January 1, 1993, BellSouth adopted SFAS No. 106, "Employers'

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
Accounting for Postretirement Benefits Other Than Pensions," to account for these plans. BellSouth's transition benefit obligation is being amortized over 15 years, the average remaining service period of active plan participants at adoption. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees retiring after December 31, 1991.

    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all health and life benefits for which BellSouth is liable. Contributions are actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Assets in the health and life plans consist primarily of equity securities and fixed income investments.

    Postretirement benefit cost allocated to BellSouth Telecommunications was $288.5 and $243.7 for 1994 and 1993. The consolidated net postretirement benefit cost amounts reflected above are exclusive of curtailment losses reflected in the restructuring activities discussed below. Prior to 1993, BellSouth Telecommunications recognized the cost of providing postretirement benefits based on funded amounts. The cost of providing health and life benefits for both active and retired employees was $524.1 for 1992. SFAS No. 106 requires certain disclosures to be made with respect to the components of net periodic postretirement benefit cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented because the structure of the BellSouth plan does not permit disaggregation of relevant plan information on an individual company basis.

    The significant actuarial assumptions at December 31, 1994 and 1993 were as follows:

                                                                                          1994         1993
                                                                                       -----------  -----------
Weighted average discount rate.......................................................       8.75%         7.5%
Weighted average rate of compensation increase.......................................        5.7%         5.7%
Health care cost trend rate (1)......................................................       11.0%        11.5%
Expected long-term rate of return on plan assets (2).................................        8.0%         8.0%

- ------------------------
(1)  Trend rate to decrease gradually to 5% in 2007

(2) Rate net of an estimated 30% tax reduction for the non-represented employees' trust for both 1994 and 1993

    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase BellSouth's accumulated postretirement benefit obligation by $108 at December 31, 1994 and the estimated aggregate service and interest cost components of the 1994 postretirement benefit cost by $14.

    Most regulatory jurisdictions have accepted BellSouth Telecommunications' SFAS No. 106 implementation plan. However, two states are requiring a 20-year and 30-year amortization of the transition benefit obligation, the impact of which is not material to BellSouth.

    EFFECT OF RESTRUCTURING ON PENSIONS AND POSTRETIREMENT BENEFITS. As a part of the restructuring charge in 1993 (see Note J), BellSouth Telecommunications recorded a liability of $88 for estimated net curtailment losses expected to impact BellSouth Telecommunications' pension and postretirement benefit plans. Of the amount recognized, $32 and $16 were realized and charged against the restructuring liability in 1994 and 1993, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
    DEFINED CONTRIBUTION PLANS. BellSouth maintains contributory savings plans which cover substantially all employees of BellSouth Telecommunications. Employees' eligible contributions are matched with BellSouth common stock based on defined percentages determined annually by the Board of Directors. BellSouth Telecommunications recognized compensation expense of $113.4, $107.3 and $112.6 in 1994, 1993 and 1992, respectively, related to these plans.

    POSTEMPLOYMENT BENEFITS. Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement, including but not limited to workers' compensation, disability, and continuation of health care benefits. Previously, BellSouth Telecommunications used the cash method to account for such costs. A one-time charge of $64.8, net of a deferred tax benefit of $40.8, related to adoption of this statement was recognized as a change in accounting principle. The effect of the change on BellSouth Telecommunications' 1993 operating results was not material.

NOTE I -- LEASES
    BellSouth Telecommunications has entered into operating leases for facilities and equipment used in operations. Rental expenses under operating leases were $239.9, $228.6 and $258.7 for 1994, 1993 and 1992, respectively.
Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under non-cancelable operating leases in effect at December 31, 1994:

                                        1995       1996       1997       1998       1999     THEREAFTER     TOTAL
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------
Minimum rentals.....................  $    85.7  $    69.4  $    62.9  $    56.1  $    52.8   $   523.6   $   850.5
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------

NOTE J -- RESTRUCTURING CHARGE
    The results of operations for the year ended December 31, 1993 include a $1,136.4 restructuring charge which reduced net income by $696.6. The restructuring is being undertaken to redesign and streamline the fundamental processes and work activities in the telephone operations to better respond to an increasingly competitive business environment. The restructuring is expected to improve overall responsiveness to customer needs and reduce costs.

    The material components of the charge related to the reduction of the workforce by 10,200 employees. Through December 31, 1994, cumulative employee reductions related to the restructuring plan were 5,200, consisting of 1,300 in 1993 and 3,900 in 1994. The components of the charge consisted of provisions of $368.2 for separation payments and relocations of remaining employees, $342.8 for consolidation and elimination of certain operations facilities and $425.4 for enabling changes to information systems, primarily those used to provide services to existing customers.

    At   December  31,  1994,  the   remaining  liability  associated  with  the
restructuring plan was $614.7, all of which was current.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE K -- ADDITIONAL INCOME STATEMENT DATA

                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
Interest Expense:
  Long-term debt.........................................................  $   465.2  $   500.4  $   530.2
  Commercial paper.......................................................       45.8       35.4       27.2
  Other..................................................................       37.8       26.8       25.9
                                                                           ---------  ---------  ---------
      Total..............................................................     $548.8     $562.6     $583.3
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Other Income, net:
  Interest and dividend income...........................................      $13.9      $11.9      $69.4
  Other, net.............................................................        4.4        9.5        6.1
                                                                           ---------  ---------  ---------
      Total..............................................................      $18.3      $21.4      $75.5
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Interest and dividend income for 1992 includes $56.6 relating to the settlement of an Internal Revenue Service summary assessment for the tax years 1979 and 1980.

    Revenues from services provided to AT&T Corp., BellSouth Telecommunications' largest customer, were approximately 13%, 16% and 16% of consolidated operating revenues for 1994, 1993 and 1992, respectively.

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

    In accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," BellSouth Telecommunications has, for its regulated operations, only reflected the balance sheet impact of the adoption of SFAS No. 109. Specifically, BellSouth Telecommunications in 1993 recorded a net regulatory liability of $538.0 to correspond to the net reduction in deferred tax liabilities; the reduction resulted from changes in tax rates and from temporary differences which were previously flowed through. The balance of such net liability at December 31, 1994, included in Other Liabilities and Deferred Credits, was $304.0. This net regulatory liability is adjusted as the related temporary differences reverse.

    BellSouth Telecommunications is included in the consolidated Federal income tax return filed by BellSouth. Consolidated tax expense is allocated among the separate members of the group in accordance with the applicable sections of the Internal Revenue Code.

    Generally, under this method each company calculates its current tax expense as if it filed a separate return. The sum of the separate company liabilities is compared to the consolidated return liability. The resulting difference, the benefit of consolidation, is allocated to companies contributing benefits (operating losses, excess credits and capital losses) in proportion to the amounts contributed. Deferred taxes are not allocated among the members of the group.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE L -- INCOME TAXES (CONTINUED)
The provision for income taxes is summarized as follows:

                                                                        1994        1993        1992
                                                                     ----------  ----------  ----------
Federal:
  Current..........................................................  $    983.3  $    973.3  $    810.3
  Deferred, net....................................................        20.4      (513.2)      (74.4)
  Investment tax credits, net......................................       (72.6)      (88.3)      (87.9)
                                                                     ----------  ----------  ----------
                                                                          931.1       371.8       648.0
                                                                     ----------  ----------  ----------
State:
  Current..........................................................       157.5       152.1       134.2
  Deferred, net....................................................        17.0       (62.4)       18.6
                                                                     ----------  ----------  ----------
                                                                          174.5        89.7       152.8
                                                                     ----------  ----------  ----------
      Total provision for income taxes.............................  $  1,105.6  $    461.5  $    800.8
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
  Amortization of investment tax credits...........................  $     72.6  $     88.3  $     88.2
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

    Temporary differences and carryforwards which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

                                                                                   1994         1993
                                                                                -----------  -----------
Pensions......................................................................  $     265.3  $     228.5
Restructuring charge..........................................................        238.1        419.5
Regulatory sharing accruals...................................................         92.3         21.3
Compensated absences..........................................................         90.8         79.9
Deferred compensation.........................................................         79.2         66.8
Bad debts.....................................................................         70.2         64.8
Leveraged employee stock ownership plan.......................................         41.1         34.0
Other.........................................................................         44.0         35.2
                                                                                -----------  -----------
  Deferred Tax Assets.........................................................        921.0        950.0
                                                                                -----------  -----------
Depreciation..................................................................     (3,647.2)    (3,581.8)
Other.........................................................................         (5.4)     --
                                                                                -----------  -----------
  Deferred Tax Liabilities....................................................     (3,652.6)    (3,581.8)
                                                                                -----------  -----------
    Net Deferred Tax Liability................................................  $  (2,731.6) $  (2,631.8)
                                                                                -----------  -----------
                                                                                -----------  -----------

    Of the Net Deferred Tax Liability at December 31, 1994 and 1993, $260.5 and $199.6, respectively, was current and $(2,992.1) and $(2,831.4), respectively, was noncurrent.

    Prior to 1993, deferred tax expense resulted from timing differences in the recognition of revenue and expense items for tax and financial reporting purposes, as follows:

                                                                                                  1992
                                                                                                ---------
Property, plant and equipment.................................................................  $    (8.4)
Pension benefits..............................................................................      (51.6)
Other timing differences......................................................................        4.2
                                                                                                ---------
  Total.......................................................................................  $   (55.8)
                                                                                                ---------
                                                                                                ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE L -- INCOME TAXES (CONTINUED)
    A reconciliation of the Federal statutory income tax rate to BellSouth Telecommunications' effective tax rate follows:

                                                                               1994       1993       1992
                                                                             ---------  ---------  ---------
Federal statutory tax rate.................................................     35.0%      35.0%      34.0%
State income taxes, net of Federal income tax benefit......................      3.8        4.4        4.2
Amortization of investment tax credits.....................................     (2.4)      (6.1)      (3.7)
Miscellaneous items, net...................................................     (0.2)      (1.4)      (1.4)
                                                                             ---------  ---------  ---------
  Effective tax rate.......................................................     36.2%      31.9%      33.1%
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

NOTE M -- SUPPLEMENTAL CASH FLOW INFORMATION
    The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows":

                                                                                      1994       1993       1992
                                                                                   ----------  ---------  ---------
Cash paid for Interest and Income Taxes:
  Interest.......................................................................  $    554.4  $   615.9  $   578.8
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
  Income taxes...................................................................  $  1,258.5  $   791.7  $   959.5
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Net assets (liabilities) transferred to BellSouth
 Telecommunications..............................................................  $   --      $    25.5  $   (47.3)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

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

                                                                         1994                      1993
                                                               ------------------------  ------------------------
                                                                RECORDED     ESTIMATED    RECORDED     ESTIMATED
                                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                               -----------  -----------  -----------  -----------
ASSETS (LIABILITIES):
Cash and cash equivalents....................................  $      94.4  $      94.4  $      84.3  $      84.3
Marketable securities........................................        199.9        203.8        199.9        218.4
Commercial paper.............................................     (1,181.0)    (1,181.0)    (1,085.6)    (1,085.6)
Long-Term Debt:
  Debentures.................................................     (4,605.0)    (4,176.8)    (4,605.0)    (4,707.0)
  Notes......................................................     (1,875.0)    (1,670.0)    (1,875.0)    (1,901.0)

    CASH AND CASH  EQUIVALENTS.   At December 31,  1994 and  1993, the  recorded
amount for Cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

    MARKETABLE SECURITIES. The fair value of Marketable securities (representing BellSouth Common Stock), included as a component of Investments in and Advances to Affiliates, is based on the quoted market prices at December 31, 1994 and 1993, respectively (see Note B).

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS)

NOTE N -- FINANCIAL INSTRUMENTS (CONTINUED)
    DEBT. At December 31, 1994 and 1993, the recorded amount for Commercial paper approximates the fair value due to the short-term nature of the liability. The estimates of fair value for Debentures and Notes are based on the closing market prices for each issue at December 31, 1994 and 1993, respectively (see Note E).

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth Telecommunications to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1994, approximately $448 of trade accounts receivable were from interexchange carriers.

NOTE O -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for first quarter 1993 were restated to reflect the one-time, non-cash charge for retroactive adoption of SFAS No. 112. The results for fourth quarter 1993 include a restructuring charge of $1,136.4, which reduced net income by $696.6.

                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                    QUARTER      QUARTER      QUARTER      QUARTER
                                                                   ---------    ---------    ---------    ---------
1994
Operating Revenues..............................................   $ 3,525.8    $ 3,441.9    $ 3,510.1    $ 3,562.1
Operating Income................................................   $   919.3    $   880.3    $   851.4    $   936.7
Net Income......................................................   $   496.1    $   474.8    $   461.1    $   519.6

                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                    QUARTER      QUARTER      QUARTER      QUARTER
                                                                   ---------    ---------    ---------    ---------
                                                                   (RESTATED)
1993
Operating Revenues..............................................   $ 3,337.0    $ 3,321.0    $ 3,447.5    $ 3,474.1
Operating Income (Loss).........................................   $   740.5    $   769.0    $   831.1    $  (351.5)
Income (Loss) Before Extraordinary Loss on Early Extinguishment
 of Debt and Cumulative Effect of Change in Accounting
 Principle......................................................   $   387.9    $   410.3    $   441.0    $  (252.8)
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax............................................................      --            (55.4)        (7.8)       (23.4)
Cumulative Effect of Change in Accounting Principle, net of
 tax............................................................       (64.8)      --           --           --
Net Income (Loss)...............................................   $   323.1    $   354.9    $   433.2    $  (276.2)
                                                                   ---------    ---------    ---------    ---------
                                                                   ---------    ---------    ---------    ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure have occurred during the periods included in this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.  Documents filed as a part of the report:

                                                                         PAGE(S)
                                                                         -------
(1)   Financial Statements:
      Report of Independent Accountants/Consent of Independent
       Accountants....................................................        27
      Consolidated Statements of Income and Retained Earnings.........        28
      Consolidated Balance Sheets.....................................        29
      Consolidated Statements of Cash Flows...........................        30
      Notes to Consolidated Financial Statements......................   31 - 42

        (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

        (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

EXHIBIT
NUMBER
- ---------
3a         Restated Articles of Incorporation of BellSouth Telecommunications, Inc. (Exhibit 3a to Form 10-K for
           the year ended December 31, 1991, File No. 1-1049).

3b         Bylaws of BellSouth Telecommunications, Inc. as amended, effective November 22, 1993. (Exhibit 3b to
           Form 10-K for the year ended December 31, 1993, File No. 1-1049).

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

12         Computation of Ratio of Earnings to Fixed Charges.

24         Powers of Attorney.

27         Financial Data Schedule.

    b.  Reports on Form 8-K:
       None.

                                   SIGNATURES

    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                                   /s/ PATRICK H. CASEY
                                          --------------------------------------
                                                     Patrick H. Casey
                                              VICE PRESIDENT AND COMPTROLLER
                                                      March 6, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
Jere A. Drummond*
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER
AND PRINCIPAL ACCOUNTING OFFICER:
Patrick H. Casey*
Vice President and Comptroller

DIRECTORS:

Irving W. Bailey II*
Robert H. Boh*
Edward E. Crutchfield, Jr.*
Frank R. Day*
Jere A. Drummond*
Lloyd C. Elam*

John W. Harris*
Mark C. Hollis*
Harry M. Lightsey, Jr.*
Thomas H. Meeker*
Joe M. Rodgers*
Charles J. Zwick*

                                          *By:       /s/ PATRICK H. CASEY
                                              ----------------------------------
                                                       Patrick H. Casey
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                        March 6, 1995