Form 10-Q
period 1995-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1995-05-11
CIK 92088

SECURITIES AND EXCHANGE COMMISSION


                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

                             OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to


                Commission file number 1-1049




             BellSouth Telecommunications, Inc.
   (Exact name of registrant as specified in its charter)


     Georgia                                     58-0436120
   (State of Incorporation)                        (I.R.S.
                                                  Employer
                                            Identification Number)


  675 West Peachtree Street, N. E., Atlanta, Georgia  30375
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

                Table of Contents


Item
                                                   Page

                      Part I
 1. Financial Statements                             3
         Consolidated Statements of Income           3
         Consolidated Balance Sheets                 4
         Consolidated Statements of Cash
          Flows                                      5
         Notes to Consolidated Financial
          Statements                                 6
         Selected Operating Data                     7

 2. Management's Discussion and Analysis of
    Results of Operations                            9
         Results of Operations                       9
             Volumes of Business                     9
             Operating Revenues                     10
             Operating Expenses                     11
             Other Income Statement Items           12
         Restructuring of Telephone Operations      12
         Regulatory Environment                     13
              Federal Regulation                    13
              State Regulation                      14
              Accounting Under SFAS No. 71          15
          Business Developments                     16
          Accounting Pronouncement                  16


                     Part II

 6. Exhibits and Reports on Form 8-K                17

            PART I -- FINANCIAL INFORMATION


             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                                     For the Three Months
                                        Ended March 31,
                                     1995            1994
Operating Revenues:
Network and related services
Local service                   $1,768.3        $1,679.7
Interstate access                  795.1           802.4
Intrastate access                  226.1           230.1
Toll                               280.9           300.2
Other                              490.2           513.4

Total Operating Revenues         3,560.6         3,525.8

Operating Expenses:
Cost of services and products    1,287.3         1,315.7
Depreciation and amortization      746.4           728.9
Selling, general and
administrative                     536.0           561.9

Total Operating Expenses         2,569.7         2,606.5


Operating Income                   990.9           919.3
Interest Expense                   140.4           135.5
Other Income, net                    4.7             4.0


Income Before Income Taxes         855.2           787.8
Provision for Income Taxes         322.8           291.7


Net Income                        $532.4          $496.1


Retained Earnings:
  At beginning of period        $3,521.5        $3,180.0
  Net Income                       532.4           496.1
  Dividends declared              (399.5)         (387.1)
  At end of period              $3,654.4        $3,289.0


    The accompanying notes are an integral part of these
                   financial statements.



             BELLSOUTH TELECOMMUNICATIONS, INC.
                CONSOLIDATED BALANCE SHEETS
                       (In Millions)


                                March 31,        December 31,
                                  1995               1994
                               (Unaudited)


ASSETS
 Current Assets:
  Cash and cash equivalents      $113.6               $94.4
  Accounts receivable, net of
   allowance for
   uncollectibles of $77.9
   and $84.6                     2,197.4             2,316.5
  Material and supplies            351.0               375.2
  Other current assets             283.9               380.1
                                 2,945.9             3,166.2

 Investments In and Advances       251.7               248.9
  to Affiliates
 Property, Plant and
  Equipment, net                23,460.0             23,515.2
 Deferred Charges and Other        453.1                441.5
  Assets

    Total Assets               $27,110.7             $27,371.8


LIABILITIES AND SHAREHOLDER'S
EQUITY
 Current Liabilities:
  Debt maturing within one year  $1,047.5              $1,218.2
  Accounts payable                  975.3               1,121.9
  Other current liabilities       2,437.8               2,502.4
                                  4,460.6               4,842.5

 Long-Term Debt                   6,509.3               6,511.8

 Deferred Credits and Other
  Liabilities:
   Accumulated deferred income    2,947.4               2,992.1
    taxes
  Unamortized investment tax        428.5                 443.3
   credits
  Other liabilities and           1,707.0               1,657.6
   deferred credits
                                  5,082.9               5,093.0

 Shareholder's Equity:
  Common stock, one share, no     7,403.5               7,403.0
   par value
  Retained earnings               3,654.4               3,521.5
                                 11,057.9              10,924.5

Total Liabilities and           $27,110.7             $27,371.8
Shareholder's Equity

The accompanying notes are an integral part of these financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                       (In Millions)

                                       For the Three Months
                                          Ended March 31,
                                         1995        1994
Cash Flows from Operating Activities:
 Net income                            $  532.4   $  496.1
 Adjustments to net income:
   Depreciation                           746.3      727.9
   Provision for losses on bad debts       28.9       33.1
   Deferred income taxes and              (26.4)     (29.0)
     unamortized investment tax credits
   Allowance for funds used during         (3.6)      (4.0)
     construction
   Net change in accounts receivable       90.2       67.0
   Net change in material and supplies      6.6      (14.6)
   Net change in accounts payable        (211.1)    (120.2)
     and other current liabilities
   Net change in deferred charges          17.2      (77.9)
     and other assets
   Net change in other liabilities         79.0       72.3
     and deferred credits
   Other reconciling items, net            12.7      (17.8)
       Net cash provided by             1,272.2    1,132.9
          operating activities

Cash Flows from Investing Activities:
   Capital expenditures                  (675.0)    (636.5)
   Proceeds from disposals of               1.0        23.8
     property, plant and equipment
   Other investing activities, net          (.3)        (.2)
       Net cash used for investing       (674.3)     (612.9)
         activities

Cash Flows from Financing Activities:
   Proceeds from short-term              2,989.7    2,709.0
     borrowings
   Repayment of short-term              (3,162.9)  (2,795.5)
     borrowings
   Advances from parent and                167.7      161.4
     affiliates
   Repayment of advances from parent      (169.3)    (145.8)
     and affiliates
   Repayment of long-term                    (.1)       (.1)
     debt
   Payment of capital lease                 (4.7)      (3.1)
     obligations
   Equity investment of                       .5         ---
    parent
   Dividends paid to                      (399.6)    (368.4)
    parent
       Net cash used for financing
        activities                        (578.7)    (442.5)

Net Increase in Cash and Cash               19.2       77.5
 Equivalents
Cash and Cash Equivalents at Beginning      94.4       84.3
 of Period
Cash and Cash Equivalents at End of     $  113.6   $  161.8
 Period

    The accompanying notes are an integral part of these
                   financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Millions)
                         (Unaudited)


(a)  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth Telecommunications believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K . BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth).

(b) Supplemental Cash Flow Information

BellSouth Telecommunications considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 95,
"Statement of Cash Flows."

                                     For the Three Months
                                         Ended March 31,
                                       1995         1994

    Cash Paid For:

      Income taxes                      $27.6     $125.2

      Interest                         $166.8      $148.0

            BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

Network Access Lines in Service at March 31 (Thousands)(a):

                                                          Percent Change
                                                             for the
                                                        Three Months Ended
                                                              March 31,
                                                       1995 vs.       1994 vs.
                                         1995             1994           1993
By Type:

Residence                              14,357.8        3.44           3.10
Busines                                 5,901.9        7.71           6.23
Other                                     254.8        0.59          (2.88)
 Total Access Lines                    20,514.5        4.60           3.87

By State:

Florida                                 5,425.9        4.92           4.17
Georgia                                 3,412.5        5.83           4.65
Tennessee                               2,365.7        4.46           4.06
Louisiana                               2,061.8        3.68           2.68
North Carolina                          2,028.4        5.44           4.39
Alabama                                 1,747.2        3.53           3.48
South Carolina                          1,262.7        3.83           2.96
Mississippi                             1,135.6        3.73           3.52
Kentucky                                1,074.8        3.22           2.99
 Total Access Lines                    20,514.5        4.60           3.87


                                     For the                 Percent Change
                                   Three Months              for the Three
                                      Ended                   Months Ended
                                     March 31,                  March 31,
                                                       1995 vs.       1994 vs.
                                       1995              1994           1993

Access Minutes of Use (Millions)(a)(b):
Interstate                            15,131.3         7.69           7.94
Intrastate                             4,529.1        13.07          11.39
 Total Minutes of Use                 19,660.4         8.88           8.69

Toll Messages (Millions)(a)(c)           370.0        (4.31)          5.28


(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.
(c) Effective in 1994, Toll Messages include messages completed under optional calling plans. Prior period toll message volumes have been restated to reflect this change. See "Management's
Discussion and Analysis of Results of Operations -
Volumes of Business."

             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)



                             For the Three
                              Months Ended
                                March 31,       Year Ended December 31,
                                 1995           1994 1993 1992 1991 1990

Ratio of Earnings to Fixed
Charges (d)                       6.25          5.68 3.17 4.53 3.86 4.23


(d) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.



                                             At March 31,
                                           1995       1994

Debt Ratio (e)                             40.2%      40.8%


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

             BELLSOUTH TELECOMMUNICATIONS, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS
                    (Dollars in Millions)

     Management's Discussion and Analysis of Results of Operations (MD&A) should be read in conjunction with MD&A in BellSouth
     Telecommunications, Inc.'s (BellSouth Telecommunications) latest annual report on Form 10-K.

BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth) and is headquartered in Atlanta, Georgia. BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within court-defined geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided both inside and outside the nine-state BellSouth Telecommunications region.

Approximately 86% and 85% of BellSouth Telecommunications' Total Operating Revenues for the three-month periods ended March 31, 1995 and 1994, respectively, were from wireline services. Charges for local, access and toll services for the three months ended March 31, 1995 accounted for approximately 58%, 33% and 9%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, customer premises equipment sales and other nonregulated services.


RESULTS OF OPERATIONS

                       For the Three
                   Months Ended March 31,
                    1995           1994

Net Income       $  532.4        $  496.1

Net Income increased $36.3 (7.3%) for the three-month period ended March 31, 1995 when compared to the same prior year period. The increase for the period was attributable to continued growth in key business volumes, partially offset by the impact of rate reductions since March 31, 1994, and cost containment measures, including expense savings attributable to the restructuring plan begun in 1993. For the first quarter of 1995, total operating expenses declined by 1.4% compared to the same period last year.

Volumes of Business

The total number of access lines in service since March 31, 1994 increased by approximately 901,800 (4.6%) to 20,514,500, compared to a 3.9% rate of increase for the same prior year period. Business and residence access lines increased by 7.7% and 3.4%, respectively, compared to growth rates of 6.2% and 3.1% in 1994. The number of second residence lines, included in total residence lines, increased by 212,000 (23.9%) to 1,100,500 and accounted for approximately 44.4% and 23.5% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1994. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,604.0 million (8.9%) for the three-month period ended March 31, 1995 compared to an increase of 8.7% for the same period last year. The increase in access minutes of use was partially attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1995, toll messages decreased by 16.6 million (4.3%) compared to an increase of 5.3% for the corresponding period in 1994. The decrease in 1995 was attributable to the expansion of local area calling plans in Florida, Kentucky, Mississippi and South Carolina. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.


Operating Revenues

Total Operating Revenues increased $34.8 (1.0%) for the three-month period ended March 31, 1995 when compared to the corresponding 1994 period. The components of Total
Operating Revenues were as follows:

                             For the Three
                         Months Ended March 31,
                         1995             1994

Local Service           $1,768.3       $1,679.7
Interstate Access          795.1          802.4
Intrastate Access          226.1          230.1
Toll                       280.9          300.2
Other                      490.2          513.4
  Total Operating
   Revenues             $3,560.6       $3,525.8

Local Service revenues increased $88.6 (5.3%) for the three-month period ended March 31, 1995 as compared to the same 1994 period due primarily to 4.6% growth in access lines in service. The increase for the period was partially offset by approximately $13 of net rate reductions since March 31, 1994, principally in Alabama.

Interstate Access revenues decreased $7.3 (0.9%) for the three-month period ended March 31, 1995 as compared to the same prior year period. The decrease for the period was attributable to rate reductions of approximately $38 since March 31, 1994, including $35 of revenue deferrals under the Federal Communications Commission's (FCC) price cap plan. The decrease was partially offset by 7.7% growth in minutes of use and a $12 increase in end-user charges attributable to growth in the number of access lines in service. Intrastate Access revenues decreased $4.0 (1.7%) for the three-month period ended March 31, 1995 from the comparable 1994 period. The decrease was due to rate reductions of approximately $28 since March 31, 1994, primarily in Florida and, to a lesser extent, in North Carolina and South Carolina. The decrease was partially offset by 13.1% growth in minutes of use.

Toll revenues decreased $19.3 (6.4%) for the three-month period ended March 31, 1995 when compared to the same prior year period. The decrease was primarily attributable to net rate reductions of approximately $10 since March 31, 1994 and a 4.3% decrease in toll messages. The decrease was partially offset by the effect of an independent company settlement in first quarter 1994, which reduced revenues by approximately $5 for that period.

Other revenues are principally comprised of revenues from publishing rights fees, customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services).

Other revenues decreased $23.2 (4.5%) for the three-month period ended March 31, 1995 when compared to the corresponding 1994 period. Of such decrease, approximately $33 was attributable to the sale in April 1994 of the out-of-region CPE sales and service operations and approximately $6 was due to reduced demand for billing and collection services. The decrease for the period was partially offset by increases of $11 due to higher demand for inside wire and voice messaging services and $7 in directory publishing fees.


Operating Expenses

Total Operating Expenses decreased $36.8 (1.4%) for the three-month period ended March 31, 1995 compared to the same period in 1994. The components of Total Operating Expenses were as follows:

                           For the Three
                        Months Ended March 31,
                        1995             1994

Depreciation and
 Amortization         $  746.4         $  728.9

Other Operating Expenses:
  Cost of Services
   and Products        1,287.3          1,315.7
  Selling, General and
   Administrative        536.0            561.9
                       1,823.3          1,877.6
Total Operating
Expenses              $2,569.7         $2,606.5

Depreciation and Amortization increased $17.5 (2.4%) for the three-month period ended March 31, 1995 compared to the same period in 1994. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1994 resulting from continued growth in the customer base and modernization of the network.
Other Operating Expenses are comprised of Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses.

Other Operating Expenses decreased $54.3 (2.9%) for the three-month period ended March 31, 1995 when compared to the corresponding 1994 period. The decrease for the period was due primarily to a decrease of $37 in labor costs, including expenses for employee benefits, in the wireline business. Such decrease reflects employee reductions since March 31, 1994 attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. Also contributing were decreases of approximately $34 at the CPE business, primarily attributable to the sale in April 1994 of the out-of-region CPE sales and service operations, and $18 due to reduced levels of license fees for software used in the operation of network switching equipment. The decrease for the period was partially offset by increases of $17 and $15 for materials and contract services, respectively, resulting from network service activities necessitated primarily by volume growth.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Three
                            Months Ended March 31,
                            1995             1994

Interest Expense           $140.4           $135.5
Other Income,net              4.7              4.0
Provision for
 Income Taxes               322.8            291.7

Interest Expense increased $4.9 (3.6%) for the three-month period ended March 31, 1995 compared to the same period last year. The increase was primarily attributable to higher average levels of short-term borrowings at higher average interest rates.

Provision for Income Taxes increased $31.1 (10.7%) for the three-month period ended March 31, 1995 over the comparable
1994 period. BellSouth Telecommunications' effective tax rates were 37.8% and 37.0% for the three months ended March
31, 1995 and 1994, respectively.

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

At March 31, 1995, the remaining liability associated with the 1993 restructuring plan was $504.1, all of which was classified as current. Since inception of the restructuring plan, total employee reductions were approximately 5,400, including 3,900 since March 31, 1994. As a result of this reduction of 3,900 employees, operating expenses for the three months ended March 31, 1995 were reduced by approximately $50.

A summary of employee reductions and expenditures through March 31, 1995 under the 1993 restructuring plan is as follows:


                                                   First
                                      Year   Year  Quarter
                                      1993   1994  1995       Total

Employee Reductions                   1,300  3,900  200        5,400

Expenditures By Component:
  Consolidation and Elimination
    of Operations                    $ 14.7  $164.6  $  28.3   $207.6
  Systems                               ---   170.3     43.3    213.6
  Employee Separation                  38.3   133.8     39.0    211.1
      Total                           $53.0  $468.7   $110.6   $632.3

Expenditures By Type:

  Cash                                $53.0  $390.2   $ 93.9   $537.1
  Non-cash                             ---     78.5     16.7     95.2
      Total                           $53.0  $468.7   $110.6   $632.3


Capital Expenditures (not
 included in above
 expenditures)                        $---   $203.6   $ 29.5   $233.1

BellSouth Telecommunications expects to substantially complete the 1993 restructuring plan activities in 1995. In connection with the plan, total employee reductions in 1995 are projected to be approximately 5,000, including the reduction of 200 which occurred in first quarter.

In addition to executing the existing restructuring plan, BellSouth Telecommunications is continuing to enhance customer service and productivity and to further improve its cost structure and competitiveness. As a result of these efforts, additional changes to fundamental business processes and work activities, as well as further employee reductions, are expected.

REGULATORY ENVIRONMENT

Federal Regulation

In March, the FCC adopted an interim price cap regulation plan which becomes effective on August 1, 1995. The interim plan establishes three productivity factor options, which are offsets to the inflation-based increase in rates that local exchange carriers (LEC) are permitted to make each year. Similar to the existing plan, two of the productivity options in the interim plan, 4.0% and 4.7%, provide defined earnings limitations with a sharing mechanism. A third option in the interim plan, 5.3%, removes both earnings limitations and sharing requirements.
In May, the 1995 annual access tariff was filed with the FCC with proposed access charges scheduled to become effective on August 1, 1995. Consistent with a pricing strategy that is compatible with an increasingly competitive business environment, BellSouth Telecommunications selected a 5.3% productivity factor, which, together with other adjustments, would decrease interstate access revenues by approximately $220 annually based on 1994 access volume levels.

The FCC is expected to further consider the interim rules as well as other issues related to competition and streamlined regulation. A final order is expected to be issued in 1996.

State Regulation

South Carolina. In March, BellSouth Telecommunications filed with the South Carolina Public Service Commission a proposed price regulation plan. Under the proposed plan, the regulatory focus would shift from the company's earnings to rates that customers pay for services. The proposal includes provisions that basic local exchange residence and business service flat rates, as well as rates for switched access services, will not increase for three years. The rates for non-basic services would be set by BellSouth Telecommunications based on market considerations, with
defined limitations on price increases.   The South Carolina
Commission has scheduled hearings in August 1995 on the proposed plan and, in addition, has indicated that it will review BellSouth Telecommunications' earnings.

North Carolina. In April, a law was enacted which, effective July 1, 1996, authorizes the North Carolina Utilities Commission to permit local exchange and exchange access competition in BellSouth Telecommunications' service areas; however, such competition may be permitted prior to July 1, 1996 in the territory of a LEC for which the North Carolina Commission approves a price regulation plan.

The law, among other provisions, allows BellSouth
Telecommunications to elect to operate under a price
regulation plan, which must be approved by the North
Carolina Commission; requires that basic local exchange and
toll switched access services be tariffed; and authorizes
the North Carolina Commission to adopt rules for
interconnection, unbundling and resale.   BellSouth
Telecommunications expects to file a price regulation plan for approval by the North Carolina Commission early in the third quarter of 1995.

Georgia. In April, a law was enacted which, effective July 1, 1995, authorizes the Georgia Public Service Commission to permit qualified service providers to compete with BellSouth Telecommunications in the local exchange telecommunications market and allows BellSouth Telecommunications to elect alternative regulation. Following implementation of alternative regulation, basic residence and single-line business rates will be capped for five years, after which an inflation-based formula will be used to change rates. Rates for intrastate switched access services will be no higher than the rates charged for interstate switched access services. In addition, the Georgia Commission will be authorized to establish rules for the resale and unbundling of services. BellSouth Telecommunications expects to file an election for alternative regulation with the Georgia Commission early in the third quarter of 1995.

Other States. In April, hearings before the Kentucky Public Service Commission were concluded with respect to BellSouth Telecommunications' proposed price regulation plan, and an order is pending. The Kentucky Commission has also opened a docket to consider local exchange competition. In addition, hearings before the Mississippi Public Service Commission regarding BellSouth Telecommunications' proposed price regulation plan in that state are expected to be completed in June. Various price regulation proposals are also currently being considered by either state regulatory commissions or legislative bodies in Alabama, Florida, Louisiana and Tennessee. The outcome of these proceedings cannot be predicted with certainty.
Accounting Under SFAS No. 71

BellSouth Telecommunications continues to account for the economic effects of regulation under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Where appropriate, the provisions of SFAS No. 71 give recognition to the effect of actions of regulators, which can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose or eliminate a liability on a regulated entity. As a result of such actions by regulators, BellSouth Telecommunications' balance sheet at March 31, 1995 reflects net deferred charges (regulatory assets) of approximately $174, related primarily to compensated absences and unamortized issuance costs for debt that has been refinanced, and net deferred credits (regulatory liabilities) of approximately $273, related to income tax issues. Virtually all of the current regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process and are transitory in nature. The magnitude of the regulatory assets and liabilities is decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the FCC's current Uniform System of Accounts. Additional regulatory assets and liabilities may arise in the future as long as BellSouth Telecommunications remains subject to the provisions of SFAS No. 71.

Currently, various forms of earnings-based regulation are in effect at the federal level and in all nine states served by BellSouth Telecommunications. Price-based regulation is not now in effect in any regulatory jurisdiction. However, the recent legislative and regulatory activities, as discussed above, suggest that fully competitive markets and regulation of prices rather than earnings for telecommunications services will be established in the future.

BellSouth Telecommunications would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. Additionally, SFAS No. 71 would no longer apply if BellSouth Telecommunications continues to be successful in altering the existing regulatory framework and achieving price regulation since such plans do not provide for the recovery of specific costs. While accounting under SFAS No. 71 is currently appropriate, it is increasingly likely that the company will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In that event, the impact on BellSouth's financial position and results of operations would be material. Under such circumstances, BellSouth Telecommunications would be required to reduce the recorded value for telephone plant and equipment in recognition of amounts that are not recoverable or are overstated due to longer regulator-prescribed asset lives. BellSouth Telecommunications' overall depreciation reserve at March 31, 1995 was approximately 44% of its total depreciable plant. Broad industry analysis of other telecommunications companies who have recently discontinued accounting under SFAS No. 71 indicates that unregulated telecommunications enterprises similar to BellSouth Telecommunications have an overall depreciation reserve ratio that approximates 52% to 57% of total depreciable plant. If BellSouth Telecommunications were required to discontinue SFAS No. 71 and to revalue its telephone plant using similar assumptions and methodology, the net recorded book value of its telephone plant would be reduced by about $4,000 to $6,000. In addition, BellSouth Telecommunications would be required to fully adopt issue basis accounting for its directory publishing fees and eliminate its regulatory assets and liabilities, which, at March 31, 1995, would have resulted in an estimated increase in income of approximately $320 and $99, respectively, before the effects of income taxes. BellSouth Telecommunications would also adjust by approximately $20 its unamortized investment tax credits, partially offsetting the adjustment to telephone plant. Specific financial impacts of discontinuing SFAS No. 71 would depend on the timing and magnitude of changes, both in the marketplace and in the overall regulatory framework.

BUSINESS DEVELOPMENTS

In April, the regional Bell holding companies, including BellSouth, announced their intention to dispose of their respective interests in Bell Communications Research, Inc. (Bellcore), a research and development consortium formed at the time of the AT&T divestiture. Currently, the method of disposition has not been definitively determined. A final decision regarding the disposition of Bellcore and the structure of such a transaction is subject to obtaining satisfactory financial and other terms and all necessary approvals. There can be no assurance that a disposition will occur.


ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting and Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which BellSouth Telecommunications is required to adopt effective January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS No. 121 is not expected to have a material impact on BellSouth Telecommunications' operating results or financial position.

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

May 11, 1995

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.