Form 10-Q
period 1995-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1995-08-14
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

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

                   Table of Contents


Item
                                                      Page

                        Part I
 1. Financial Statements                                3
         Consolidated Statements of Income              3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        9

 2. Management's Discussion and Analysis of Results    11
    of Operations                                      11
         Results of Operations                         12
             Volumes of Business                       13
             Operating Revenues                        14
             Operating Expenses                        15
             Other Income Statement Items              15
             Extraordinary Losses                      16
         Other Financing Activity                      17
         Restructuring of Telephone Operations         18
         Additional Workforce Reductions               18
         Regulatory and Competitive Environment        18
              State Regulation                         20
              Federal Legislation                      21
    Business Developments                              21
          CWA Working Agreement

                        Part II

 6. Exhibits and Reports on Form 8-K                   22
               PART I -- FINANCIAL INFORMATION


             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Six Months
                                  Ended June 30,          Ended June 30,
                                 1995         1994       1995   1994
Operating Revenues:
Network and related services
Local service                 $1,793.4    $1,709.7   $3,561.7   $3,389.4
Interstate access                805.6       765.0    1,600.7    1,567.4
Intrastate access                227.0       230.4      453.1      460.5
Toll                             265.7       300.4      546.6      600.6
Other                            503.7       436.4      993.9      949.8
Total Operating Revenues       3,595.4     3,441.9    7,156.0    6,967.7

Operating Expenses:
Cost of services and products 1,270.4     1,293.9    2,557.7    2,609.6
Depreciation and amortization   764.7       728.5    1,511.1    1,457.4
Selling, general and            580.2       539.2    1,116.2    1,101.1
administrative
Total Operating Expenses      2,615.3     2,561.6    5,185.0    5,168.1

Operating Income              980.1       880.3      1,971.0    1,799.6
Interest Expense              149.9       126.3        290.3      261.8
Other Income, net               7.5         5.3         12.2        9.3


Income Before Income Taxes
and                           837.7       759.3      1,692.9    1,547.1
   Extraordinary Losses
Provision for Income Taxes    318.7       284.5        641.5      576.2

Income Before Extraordinary   519.0       474.8      1,051.4      970.9
Losses
Extraordinary Loss for
Discontinuance of             (2,717.7)   --         (2,717.7)     --
   SFAS No. 71, net of tax
   (Note C)
Extraordinary Loss on Early
   Extinguishment of Debt,
   net of tax
   (Note C)                     (15.8)      --         (15.8)     --

Net Income (Loss)             $(2,214.5)  $474.8     $(1,682.1)  $970.9


Retained Earnings:
   At beginning of period     $3,654.4    $3,289.0   $ 3,521.5  $3,180.0
   Add:  Net Income (Loss)    (2,214.5)      474.8    (1,682.1)    970.9
   Deduct:  Dividends            430.7       437.7       830.2     824.8
            declared
   At end of period           $1,009.2    $3,326.1   $ 1,009.2  $3,326.1

The accompanying notes are an integral part of these financial statements.


             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                        (In Millions)

                                                  June 30,  December 31,
                                                    1995      1994
ASSETS
 Current Assets:
  Cash and cash equivalents                          $101.3     $94.4
  Accounts receivable, net of
  allowance for uncollectibles of $97.2 and         2,618.1   2,316.5
$84.6
  Material and supplies                               344.3     375.2
  Other current assets                                206.5     380.1
                                                    3,270.2   3,166.2
 Investments In and Advances to Affiliates            273.2     248.9
 Property, Plant and Equipment, net                18,605.3  23,515.2
 Deferred Charges and Other Assets
                                                      299.8     441.5
    Total Assets                                  $22,448.5  $27,371.8


LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year                      $994.1  $1,218.2
  Accounts payable                                  1,056.6   1,121.9
  Other current liabilities                         2,103.8   2,502.4
                                                    4,154.5   4,842.5

 Long-Term Debt                                     6,804.6   6,511.8
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                 1,205.3   2,992.1
  Unamortized investment tax credits                  394.6     443.3
  Other liabilities and deferred credits            1,466.8   1,657.6
                                                    3,066.7   5,093.0
 Shareholder's Equity:
  Common stock, one share, no par value             7,413.5   7,403.0
  Retained earnings                                 1,009.2   3,521.5
                                                    8,422.7  10,924.5

Total Liabilities and Shareholder's Equity        $22,448.5  $27,371.8


   The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                         For the Six Months
                                                           Ended June 30,
                                                                1995
                                                                1994
Cash Flows from Operating Activities:
Net income (loss)                                        $(1,682.1)  $  970.9

Adjustments to net income:
Extraordinary loss for discontinuance.of SFAS No. 71       4,449.0        --
Extraordinary loss on early extinguishment of debt.           25.8        --
Payment of call premium                                     (13.8)        --
Depreciation                                               1,511.1   1,455.5
Provision for losses on bad debts                             67.9      60.8
Deferred income taxes and unamortized investment tax     (1,745.9)    (89.2)
credits
Allowance for funds used during construction                 (7.0)     (8.8)
Net change in accounts receivable and other current         (18.2)    (65.8)
assets
Change in accounts payable and other current               (473.1)   (320.3)
liabilities
Change in deferred charges and other assets                   57.7    (36.3)
Net change in other liabilities and deferred credits          53.0     180.7
Other reconciling items, net
                                                              16.9       4.1
Net cash provided by operating activities                  2,241.3   2,151.6

Cash Flows from Investing Activities:
Capital expenditures                                     (1,460.2) (1,403.5)
Other investing activities, net                             (13.7)     71.7
Net cash used for investing activities                    (1,473.9)(1,331.8)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings                        6,474.3   5,999.3
Repayment of short-term borrowings                        (6,702.5) (5,904.7)
Proceeds of long-term debt                                   600.0        --
Repayment of long-term debt                                 (300.0)     (.2)
Advances from parent and affiliates                          295.4     291.6
Repayment of advances from parent and affiliates            (302.2)   (294.5)
Dividends paid to parent                                    (821.9)   (835.4)
Other                                                         (3.6)    (54.0)
Net cash used for financing activities                      (760.5)   (797.9)

Net Increase in Cash and Cash Equivalents                      6.9      21.9
Cash and Cash Equivalents at Beginning of Period              94.4      84.3
Cash and Cash Equivalents at End of Period                  $101.3    $106.2

 The accompanying notes are an integral part of these financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Millions)
                         (Unaudited)


Note A --  Preparation of Interim Financial Statements

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

Note B -- Supplemental Cash Flow Information

BellSouth Telecommunications considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash
Flows."

                                  For the Six Months
                                    Ended June 30,
                                    1995       1994

    Cash Paid For:

      Income taxes                 $625.3     $734.2

      Interest                     $318.2     $265.1


Note C -- Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications has concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on the changing regulatory environment and the increasing level of competition, it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will be generated under market-based pricing and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged
to and collected from customers.   Accordingly, in the second
quarter, BellSouth Telecommunications


             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C --  Extraordinary Losses (continued)

discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The components of the charge are as follows:

                                          Pretax   After tax
Reduction in recorded value of long     ($4,896)    ($3,002)
lived telephone plant

Full adoption of issue basis                 317         194
accounting

Elimination of regulatory assets and         111          71
liabilities

Partial adjustment to unamortized
investment tax credits                        19          19

      Total                             ($4,449)    ($2,718)


The reduction of telephone plant, $4,896 pretax, was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Category                          Amount

Buried metallic cable             $1,345
Digital switching                  1,305
Circuit-other                      1,291
Metallic cable                       630
Underground metallic cable           325

    Total                         $4,896

Such reduction of plant was determined by an impairment analysis that identified estimated amounts not recoverable from future discounted cash flows. The analysis considered projected effects of future competition as well as changes in technology and capital requirements. The plant-related charge was further supported by depreciation studies that identified inadequate levels of accumulated depreciation for certain asset categories. These studies give recognition to the historical underdepreciation of assets resulting primarily from regulator-prescribed asset lives that exceeded the estimated economic asset lives.

For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:
             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C -- Extraordinary Losses (continued)

                                Composite of        Estimated
                                 Regulator-      Economic Asset
   Category                       Approved      Lives (in Years)
                              Asset Lives (in
                                   Years)

   Buried metallic cable            20.0              14.0
   Digital switching                17.0              10.0
   Circuit-other                    10.5               9.1
   Aerial metallic cable            20.0              14.0
   Underground metallic             25.0              12.0
   cable

The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax) related to the method by which BellSouth Telecommunications reports its directory publishing revenues. BellSouth's unregulated subsidiaries recognize directory publishing revenues and production expenses using issue basis accounting. Under issue basis accounting, revenues and product expenses are recognized when directories are published rather than over the lives of the directories (generally one year) as under the prescribed regulatory accounting framework. BellSouth Telecommunications will now begin reporting using issue basis accounting consistent with BellSouth's unregulated subsidiaries and with publishing companies in general. The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and were transitory in nature. The magnitude of the regulatory assets and liabilities has been decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the Federal Communications Commission's current Uniform System of Accounts. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.


Early Extinguishment of Debt.   In the second quarter, BellSouth
Telecommunications issued $300 of Ten Year Notes, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due August 1, 2029. In June, BellSouth Telecommunications called the Debenture issue for redemption on August 1 and executed an in-substance defeasance by depositing $326.6 in an irrevocable trust for the purchase of U.S. government obligations to cover the principal amount called, the call premium of $13.8 and accrued interest due of $12.8. As a result, the $300 Debenture issue (and related deferred issuance costs of approximately $12) was removed from the consolidated balance sheet at June 30, 1995 and an extraordinary loss on early extinguishment of debt of $15.8 (net of taxes of $10.0) was recognized in the second quarter.

             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

Network Access Lines in Service at               Percent Change
June 30 (Thousands)(a):
                                                  1995     1994
                                                   vs.     vs.
                                        1995      1994     1993
By Type:
  Residence                             14,434.6  3.7%     3.4%
  Business                               6,000.2  7.7      6.6
  Other                                    256.0  1.3     (1.8)
       Total Access Lines               20,690.8  4.8      4.2

By State:
  Florida                                5,456.8  4.8      4.4
  Georgia                                3,456.0  6.2      5.0
  Tennessee                              2,388.9  4.6      4.5
  Louisiana                              2,079.5  3.9      3.3
  North Carolina                         2,048.3  5.7      4.9
  Alabama                                1,760.5  3.9      3.5
  South Carolina                         1,274.3  4.2      3.0
  Mississippi                            1,143.5  4.1      3.7
  Kentucky                               1,083.0  3.6      2.9
      Total Access Lines                20,690.8  4.8      4.2

                                                 Percent Change
                                                       for
                                                   the Periods
                                                      Ended
                                                  1995     1994
                                                   vs.     vs.
                                        1995      1994     1993
Access Minutes of Use
(Millions)(a)(b):
  Interstate:
    Three months ended March 31         15,131.3  7.7%     7.9%
    Three months ended June 30          15,597.1  8.2      7.6
    Six months ended June 30            30,728.4  7.9      7.8

  Intrastate:
    Three months ended March 31          4,529.1  13.1    11.4
    Three months ended June 30           4,789.9  14.7     9.9
    Six months ended June 30             9,319.0  13.9    10.6

  Total Minutes of Use:
    Three months ended March 31         19,660.4  8.9      8.7
    Three months ended June 30          20,387.0  9.6      8.1
    Six months ended June 30            40,047.4  9.3      8.4

Toll Messages (Millions)(a):
    Three months ended March 31            370.0 (4.3)     5.3
    Three months ended June 30             352.0 (11.4)    2.1
    Six months ended June 30               722.0 (7.9)     3.7
(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
 (b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.

             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)


                              For the
                                Six
                               Months      Year Ended December 31,
                               Ended
                                June
                                 30,
                                1995   1994  1993   1992  1991  1990
Ratio of Earnings to Fixed      6.05   5.68  3.17   4.53  3.86  4.23
Charges (e)


(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes and extraordinary losses, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.



                                             At June 30,
                                            1995      1994
Debt Ratio (d)                             48.0%     41.4%


(d) This ratio is calculated by dividing the sum of debt maturing within one year and long-term debt, net of unamortized debt issuance costs, by the sum of shareholder's equity, debt maturing within one year and long-term debt, net of unamortized debt issuance costs.
             BELLSOUTH TELECOMMUNICATIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS
                    (Dollars in Millions)

Management's Discussion and Analysis of Results of Operations  (MD&A)
    should be read in conjunction with MD&A in BellSouth
 Telecommunications, Inc.'s (BellSouth Telecommunications)
       latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

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

Approximately 86% of BellSouth Telecommunications' Total Operating Revenues for the six-month periods ended June 30, 1995 and 1994 were from wireline services. Charges for local, access and toll services for the six months ended June 30, 1995 accounted for approximately 58%, 33% and 9%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, customer premises equipment sales and other nonregulated services.

RESULTS OF OPERATIONS
                                            For the Six
                                         Months Ended June
                                                30,

                                          1995      1994

Income Before Extraordinary Losses       $1,051.4    $970.9
Extraordinary Loss for Discontinuance    (2,717.7)     --
 of SFAS No. 71, net of tax
Extraordinary Loss on Early                (15.8)      --
 Extinguishment of Debt, net of tax

Net Income (Loss)                       $(1,682.1)   $970.9

For the six-month period ended June 30, 1995, Income Before
Extraordinary Losses increased by $80.5 (8.3%). The increase resulted primarily from continued strong growth in key business volumes and expense savings attributable to the restructuring plan begun in 1993.

For a discussion of the second quarter 1995 extraordinary losses, see "Extraordinary Losses" below and Note C to the Consolidated
Financial Statements.

Volumes of Business

The total number of access lines in service since June 30, 1994 increased by approximately 944,500 (4.8%) to 20,690,800, compared to a 4.2% rate of increase for the same prior year period.
Business and residence access lines increased by 7.7% and 3.7%, respectively, compared to growth rates of 6.6% and 3.4% in 1994. The number of second residence lines, included in total residence lines, increased by 212,700 (22.7%) to 1,150,000 and accounted for approximately 41.6% and 22.5% of the overall increase in residence access lines and total access lines, respectively, since June 30, 1994. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs..

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 3,393.7 million (9.3%) for the six-month period ended June 30, 1995 compared to an increase of 8.4% for the same period last year. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the six-month period ended June 30, 1995, toll messages decreased by 61.8 million (7.9%) compared to an increase of 3.7% for the corresponding period in 1994. The decrease in 1995 was primarily attributable to the expansion of local area calling plans in Florida, Kentucky, Mississippi and South Carolina. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.
Operating Revenues

Total Operating Revenues increased $188.3 (2.7%) for the six-month period ended June 30, 1995 when compared to the corresponding 1994 period. The components of Total Operating Revenues were as follows:

                                 For the Six
                            Months Ended June 30,
                               1995       1994

Local Service                 $3,561.7   $3,389.4
Interstate Access              1,600.7    1,567.4
Intrastate Access                453.1      460.5
Toll                             546.6      600.6
Other                            993.9      949.8
  Total Operating             $7,156.0   $6,967.7
   Revenues


Local Service revenues increased $172.3 (5.1%) for the six-month period ended June 30, 1995 as compared to the same 1994 period. The increase was due primarily to 4.8% growth in access lines in service since June 30, 1994; an increase of $50 due to higher customer demand for Touchstar and Custom Calling services; and the effect of expanded local area calling plans. The increase was partially offset by net rate reductions since June 30, 1994 of approximately $52. Such rate reductions include a $31 refund in Florida that had previously been accrued as a reduction in Other Services revenues, pending determination of the specific revenue category affected.

Interstate Access revenues increased $33.3 (2.1%) for the six-month period ended June 30, 1995 as compared to the same prior year period. The increase was attributable primarily to growth in minutes of use of 7.9% and an increase in end-user charges of $24 attributable to growth in the number of access lines in service. Also contributing was an increase of $18 due to higher demand for special access services. The increase was partially offset by net rate reductions since June 30, 1994, including revenue deferrals under the Federal Communications Commission's (FCC) current price cap plan, of approximately $44.

Intrastate Access revenues decreased $7.4 (1.6%) for the six-month period ended June 30, 1995 from the comparable 1994 period. The decrease was due primarily to rate reductions since June 30, 1994 of approximately $54, principally in Florida. The decrease was partially offset by growth in minutes of use of 13.9%.

Toll revenues decreased $54.0 (9.0%) for the six-month period ended June 30, 1995 when compared to the same prior year period. The decrease was primarily attributable to a decline in toll messages of 7.9% and net rate reductions since June 30, 1994 of approximately $28. Such factors reflect the expansion of area calling plans and increased competition.

Other revenues are principally comprised of revenues from publishing rights fees, customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services).

Other revenues increased $44.1 (4.6%) for the six-month period ended June 30, 1995 when compared to the corresponding 1994 period. The increase was attributable to reduced levels of revenue reduction accruals related to potential sharing under certain state regulatory plans, the effect of which increased Other revenues by approximately $30, and the reclassification of a $31 revenue reduction accrual to Local Service revenues, related to a refund in Florida. The increase was also due in part to approximately $21 resulting from higher demand for voice messaging and inside wire services, $14 for directory publishing fees and $9 for cellular interconnect fees. The increase was partially offset by $9 for accrual of a refund pending in Georgia, $15 due to reduced demand for billing and collection services and approximately $33 related to the sale in April 1994 of the out-of-region CPE sales and service operations.

Operating Expenses

Total Operating Expenses increased $16.9 (0.3%) for the six-month period ended June 30, 1995 compared to the same period in 1994. The components of Total Operating Expenses were as follows:

                                          For the Six
                                       Months Ended June
                                              30,
                                        1995      1994

Depreciation and Amortization          $1,511.1  $1,457.4
Other Operating Expenses:
   Cost of Services and Products        2,557.7   2,609.6
   Selling, General and                 1,116.2   1,101.1
    Administrative
                                        3,673.9   3,710.7

          Total Operating Expenses     $5,185.0  $5,168.1

Depreciation and Amortization increased $53.7 (3.7%) for the six-month period ended June 30, 1995 compared to the same period in 1994. The increase was due primarily to higher average levels of property, plant and equipment since June 30, 1994 resulting from continued growth in the customer base and continued modernization of the network. The increase was also due in part to depreciation rate adjustments in several states.

For a discussion of the impact of discontinuance of SFAS No. 71 on depreciation expense in future periods, see "Extraordinary Losses - Discontinuance of SFAS No. 71" below.

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

Other Operating Expenses decreased $36.8 (1.0%) for the six-month period ended June 30, 1995 when compared to the corresponding 1994 period. The decrease for the period was due primarily to a decrease of $89 in labor costs, including expenses for employee benefits, in the core wireline business. Such decrease reflects employee reductions since June 30, 1994 attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. Also contributing was a decrease of approximately $34 at the CPE business, primarily attributable to the sale in April 1994 of the out-of-region CPE sales and service operations. The decrease for the period was partially offset by expenses for network services necessitated primarily by volume growth, including contract services, rents, materials and other costs.

Other Income Statement Items

The other income statement components were as follows:

                                  For the Six
                               Months Ended June
                                      30,
                                1995      1994

Interest Expense                290.3     261.8
Other Income, net                12.2       9.3
Provision for Income Taxes      641.5     576.2


Interest Expense increased $28.5 (10.9%) for the six month period ended June 30, 1995 compared to the same period last year. The increase was primarily attributable to higher average interest rates on short-term borrowings.

Provision for Income Taxes increased $65.3 (11.3%) for the six-month period ended June 30, 1995 over the comparable 1994 period.
BellSouth Telecommunications' effective tax rates were 37.9% and 37.2% for the six months ended June 30, 1995 and 1994, respectively.


Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications has concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on the changing regulatory environment and the increasing level of competition, it was required to discontinue SFAS No. 71 for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will be generated under market-based pricing and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long lived telephone plant and equipment to the level appropriate for non-regulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reports its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

Recent changes in its regulatory framework and the simultaneous elimination of legal and regulatory barriers for its competitors both support discontinuance of SFAS No. 71. In the regulatory arena, obtaining price regulation has been and continues to be a cornerstone in BellSouth Telecommunications' corporate strategy. Due in part to its actions in implementing this strategy, changes in the regulatory framework are now occurring (see Regulatory and Competitive Environment - State Regulation). As a result of such changes, a significant portion of BellSouth Telecommunications' revenue will no longer be regulated based on the recovery of specific costs. Furthermore, BellSouth Telecommunications expects that competition in its local exchange markets will accelerate. The removal of legal and regulatory barriers is expected to encourage potential competitors to accelerate deployment of competing networks to either compete directly for local service or to bypass the BellSouth Telecommunications network for long distance access. Potential competitors have continued to make investments in wireless licenses, cable properties and enhanced interexchange networks, which serve as further evidence of increased competition.

In connection with the discontinuance of SFAS No. 71, the average depreciable lives of significant categories of long lived telephone plant will be reduced to more closely reflect the economic and technological lives. As a result of such shorter lives applicable to both existing and newly acquired assets, BellSouth expects that depreciation expense will increase about $22 in 1995 and about $70 in 1996. However, the impact on net income in these time periods is not expected to be significant because of the elimination of the amortization of regulatory assets and the acceleration of unamortized investment tax credits due to the shorter lives of telephone plant.

See Note C to the Consolidated Financial Statements.

Early Extinguishment of Debt. During the second quarter, BellSouth Telecommunications recognized an extraordinary loss of $15.8 (net of taxes of $10.0) related to the early extinguishment of an outstanding debt issue. See Note C to the Consolidated Financial
Statements.


OTHER FINANCING ACTIVITY

During second quarter 1995, BellSouth Telecommunications issued $300 of long-term debt and, with the net proceeds, refinanced outstanding short-term debt. During the same period, BellSouth Telecommunications issued an additional $300 of long-term debt and refinanced an outstanding long-term debenture issue (see Note C to the Consolidated Financial Statements). Additional refinancings of both short- and long-term debt are possible during the remainder of the year depending on prevailing market interest rates. As of July 31, 1995, a shelf registration statement was on file with the Securities and Exchange Commission under which $700.0 of long-term debt securities could be publicly offered.

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

At June 30, 1995, the remaining liability associated with the 1993 restructuring plan was $329.9, all of which was classified as current. Since inception of the restructuring plan, total employee reductions were approximately 6,600, including 4,500 since June 30, 1994. As a result of this reduction of 4,500 employees, operating expenses for the six- month period ended June 30, 1995 were reduced by approximately $100.

A summary of employee reductions and expenditures through June 30, 1995 under the 1993 restructuring plan is as follows:

                                    Second     Year-to-
                                    Quarter     Date     Year     Year
                                     1995       1995     1994     1993   Total

Employee Reductions                 1,200      1,400    3,900   1,300   6,600

Expenditures By Component:
   Consolidation and Elimination    $80.8     $109.1   $164.6   $14.7  $288.4
    of Operations
   Systems                           55.7       99.0    170.3     ---   269.3
   Employee Separation               37.7       76.7    133.8    38.3   248.8
        Total                      $174.2     $284.8   $468.7   $53.0  $806.5


Expenditures By Type:
   Cash                            $159.8     $253.7   $390.2   $53.0  $696.9
   Non-Cash                          14.4       31.1     78.5       -   109.6
                                                                     --
        Total                      $174.2     $284.8   $468.7   $53.0  $806.5


Capital Expenditures (not included
in above expenditures)            $  54.6    $  84.1   $203.6  $ --    $287.7


BellSouth Telecommunications expects to substantially complete the 1993 restructuring plan activities in 1995. In connection with the 1993 plan, total employee reductions in 1995 are projected to be approximately 5,000, including the reductions of 200 and 1,200 which occurred in the first and second quarters, respectively.


ADDITIONAL WORKFORCE REDUCTIONS

In May 1995, BellSouth Telecommunications announced plans to reduce its work force by an additional 9,000 to 11,000 employees over the next two years. These employee reductions, which are in addition to the employee reductions still pending under the 1993 restructuring plan (discussed above), are necessary to enable BellSouth Telecommunications to effectively address the rapid development of competition in its nine-state region. Planned activities to facilitate these additional employee reductions will include significant changes in the company's staff support operations and business processes.

The specific financial impacts are currently not estimable; the initial cost of such reductions will be recognized by the end of 1995 when the actual number and classification of employees affected and the final terms and conditions of related separation
benefit plans are determined.   As future process improvement plans
are identified and finalized, further employee reductions are expected.

REGULATORY AND COMPETITIVE ENVIRONMENT

State Regulation

Tennessee. In June, a law was enacted which authorizes local exchange competition in BellSouth Telecommunications' service areas and allows qualified service providers to elect price regulation. As permitted under the provisions of the law, BellSouth Telecommunications filed an application for a price regulation plan to be effective October 1, 1995. Under the terms of such plan, the rates in effect on October 1, 1995 for basic services, which include residence and business lines and other defined services, would be capped for four years, after which an inflation-based formula will be used to change basic rates. The rates in effect on October 1, 1995 for all services other than basic services remain in effect upon implementation of the price regulation plan, with subsequent annual rate adjustments subject to an inflation-based formula.

An interexchange carrier has filed pleadings with the Tennessee
Commission to block implementation of the plan. A decision is pending.

Several companies have been approved by the Tennessee Commission to provide various services, including local exchange and exchange access, in competition with BellSouth Telecommunications.

Florida. In June, a law was enacted which, effective January 1, 1996, permits local exchange competition in BellSouth Telecommunications' service areas. The law also allows qualified service providers to elect price regulation, effective at the later of January 1, 1996 or such time that an alternative local exchange carrier is approved to provide services in BellSouth Telecommunications' territory. Under price regulation, prices for basic services, which are flat-rate residential and single-line business local exchange services and other defined services, will be capped for five years, after which an inflation-based formula will be used to change basic rates. Prices for certain non-basic services, including multi-line business service, will be capped for three years at the rates in effect on July 1, 1995; prices for other non-basic services may be adjusted annually subject to defined limitations. The price regulation provisions also provide that intrastate switched access rates will decrease by 5% annually until such rates are at parity with interstate switched access rates effective in 1994.

While BellSouth Telecommunications is eligible to elect price regulation, it must also comply with the provisions of a previously-disclosed settlement reached with Florida's Office of Public
Counsel in January 1994. Such settlement provides for scheduled rate reductions of $80 in October 1995 and $84 in October 1996 as well as the continuation of current earnings sharing provisions through 1996 or 1997, subject to defined terms in the settlement. BellSouth Telecommunications expects to file with the Florida Commission later in 1995 a notice of election for price regulation.

Several companies have filed applications with the Florida
Commission to provide various services, including local exchange and exchange access, in competition with BellSouth
Telecommunications.

Georgia. In June, the Georgia Public Service Commission, after a review of BellSouth Telecommunications' rates and charges, ordered BellSouth Telecommunications to refund $9 to existing customers and reduce rates prospectively by $33. Of such $33, approximately $12 had been previously implemented or scheduled; the remaining $21 will be applied to intrastate switched access rates. In August, the Georgia Commission granted the motion of the Consumers' Utility Council to reconsider this order. A decision is pending.

In July, BellSouth Telecommunications filed an election for alternative regulation with the Georgia Commission, to be effective on August 5, 1995. Under alternative regulation, basic residence and single-line business rates in effect on the date the company becomes subject to alternative regulation will be capped for five years, after which an inflation-based formula will be used to change rates. Rates for intrastate switched access services will be no higher than the rates charged for interstate switched access services. As a result of the rate reductions discussed above, such intrastate rates have been reduced below the required level. Also, as of July 1995, competition for local exchange services in areas served by BellSouth Telecommunications is authorized.

An interexchange carrier has requested that the Georgia Commission stay BellSouth Telecommunications' election of alternative regulation. A decision is pending.

Several companies have filed applications to provide various services, including local exchange and exchange access, in competition with BellSouth Telecommunications. The Georgia Commission has announced it will conduct hearings with respect to these applications; however, the dates of such hearings have not been scheduled. In addition, at least one other company has filed an application to resell local exchange services in Georgia.

Alabama. In June, a law was enacted which permits the Alabama Public Service Commission to authorize alternative methods of regulation for local exchange carriers, including BellSouth Telecommunications. BellSouth Telecommunications has filed a price regulation plan with the Alabama Commission. A decision is pending.
Kentucky. In July, the Kentucky Public Service Commission approved BellSouth Telecommunications' previously-filed price regulation plan, with certain modifications.
In connection with approval of the plan, which is effective immediately, the Kentucky Commission ordered reductions in rates for access, toll and residential touch-tone services and other defined charges, which together aggregate $29. BellSouth Telecommunications is required to file revised tariffs reflecting the provisions of the approved plan by August 21, 1995.

Under the plan, after giving effect to the rate reductions discussed above, basic residential rates are capped for three years, intrastate switched access rates are limited to rates in effect for interstate switched access and prices for services deemed competitive under the plan will be based solely on market factors.

The Kentucky Commission has also opened a docket to consider local exchange competition.

North Carolina. As permitted under the law enacted in April, BellSouth Telecommunications expects to file in 1995 a price regulation plan for approval by the North Carolina Utilities
Commission. Other companies have filed applications with the North Carolina Commission to provide local exchange and exchange access services in competition with BellSouth Telecommunications.

Mississippi. The Mississippi Public Service Commission has opened a docket to consider a properly structured price regulation plan.
A decision is pending.

Federal Legislation

The U. S. Senate and House of Representatives have each passed bills, S.652 and H.R.1555, respectively, which could, if enacted into law, significantly affect BellSouth Telecommunications' business operations and opportunities. Among other things, such bills include, subject to defined terms and limitations, provisions that open local exchange markets to competition while allowing Bell Holding Companies, including BellSouth, to provide interLATA (long distance) service. The ultimate disposition of this matter is uncertain, pending reconciliation of differences in the bills' provisions by a joint committee of the House and Senate; approval of a revised bill by both the House and Senate; and signature by the President.

BUSINESS DEVELOPMENTS

CWA Working Agreement

On August 8, 1995, BellSouth Telecommunications reached a tentative agreement with the Communications Workers of America (CWA) on a new three-year contract covering approximately 54,000 employees. The contract, which is subject to ratification by CWA members, includes basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provides a cash payment of one thousand one hundred dollars to each eligible employee upon ratification and payments of one thousand one hundred dollars per eligible employee in either cash or BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.


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

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.


(b) Reports on Form 8-K:

May 18, 1995   Workforce Reduction

June 30, 1995  Discontinuance of SFAS No. 71
                          SIGNATURE



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

August 10, 1995

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.