Form 10-Q
period 1995-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1995-11-14
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income              3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                       10

 2.  Management's Discussion and Analysis of
     Results of Operations                             12
          Results of Operations                        12
              Volumes of Business                      13
              Operating Revenues                       13
              Operating Expenses                       15
              Other Income Statement Items             16
              Extraordinary Losses                     16
          Other Financing Activity                     17
          Work Force Reduction Charges                 18
              1995 Work Force Reduction Charge         18
              Postemployment Benefits Charge           18
              1993 Restructuring of Telephone
                Operations                             19
          Regulatory and Competitive Environment       20
              Regulation                               20
              Competition                              22
          Business Developments                        22
              CWA Working Agreement                    22

                        Part II
 6.  Exhibits and Reports on Form 8-K                  23
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1995        1994       1995       1994
Operating Revenues:
Network and related services
Local service                  $1,856.8   $1,728.2    $5,418.5   $5,117.6
Interstate access                 805.4      770.8     2,406.1    2,338.2
Intrastate access                 229.9      226.6       683.0      687.1
Toll                              219.8      298.4       766.4      899.0
Other                             493.0      486.1     1,486.9    1,435.9
Total Operating Revenues        3,604.9    3,510.1    10,760.9   10,477.8

Operating Expenses:
Cost of services and
  products                      1,336.4    1,341.5     3,894.1    3,951.1
Depreciation and
  amortization                    774.7      735.5     2,285.8    2,192.9
Selling, general and
  administrative                  577.2      581.7     1,693.4    1,682.8
Total Operating Expenses        2,688.3    2,658.7     7,873.3    7,826.8

Operating Income                  916.6      851.4     2,887.6    2,651.0

Interest Expense                  134.5      146.2       424.8      408.0
Other Income, net                   7.7        3.8        19.9       13.1

Income Before Income Taxes
 and Extraordinary Losses         789.8      709.0     2,482.7    2,256.1
Provision for Income Taxes        302.9      247.9       944.4      824.1

Income Before Extraordinary
 Losses                           486.9      461.1     1,538.3    1,432.0
Extraordinary Loss for
 Discontinuance of SFAS No.
 71, net of tax (Note C)            --          --    (2,717.7)        --
Extraordinary Loss on Early
 Extinguishment of Debt, net
 of tax (Note C)                    --          --       (15.8)        --

Net Income (Loss)             $  486.9    $  461.1   $(1,195.2)  $1,432.0

Retained Earnings:
   At beginning of period     $ 1,009.2   $3,326.1   $ 3,521.5   $3,180.0
   Add: Net Income (Loss)         486.9      461.1    (1,195.2)   1,432.0
   Deduct: Dividends declared     386.7      365.8     1,216.9    1,190.6
   At end of period           $ 1,109.4   $3,421.4   $ 1,109.4   $3,421.4

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                        (In Millions)

                                              September 30,   December 31,
                                                   1995           1994
ASSETS
 Current Assets:
  Cash and cash equivalents                       $91.6           $94.4
  Accounts receivable, net of allowance for
   uncollectibles of $95.9 and $84.6            2,741.2         2,316.5
  Material and supplies                           339.0           375.2
  Other current assets                            134.4           380.1
                                                3,306.2         3,166.2
 Investments In and Advances to Affiliates        276.3           248.9
 Property, Plant and Equipment, net            18,577.6        23,515.2
 Deferred Charges and Other Assets                301.1           441.5
    Total Assets                              $22,461.2       $27,371.8

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year                  $840.8        $1,218.2
  Accounts payable                              1,060.7         1,121.9
  Other current liabilities                     2,166.6         2,502.4
                                                4,068.1         4,842.5

 Long-Term Debt                                 6,805.3         6,511.8
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes             1,211.3         2,992.1
  Unamortized investment tax credits              374.4           443.3
  Other liabilities and deferred credits        1,479.3         1,657.6
                                                3,065.0         5,093.0
 Shareholder's Equity:
  Common stock, one share, no par value         7,413.4         7,403.0
  Retained earnings                             1,109.4         3,521.5
                                                8,522.8        10,924.5

Total Liabilities and Shareholder's Equity    $22,461.2       $27,371.8

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                        For the Nine Months
                                                        Ended September 30,
                                                          1995       1994
Cash Flows from Operating Activities:
 Net income (loss)                                     $(1,195.2)  $1,432.0
 Adjustments to net income:
  Extraordinary loss for discontinuance of SFAS No. 71   4,449.0         --
  Extraordinary loss on early extinguishment of debt        25.8         --
  Payment of call premium                                  (13.8)        --
  Depreciation                                           2,285.4    2,190.0
  Provision for losses on bad debts                         96.3       92.4
  Deferred income taxes and unamortized investment tax
   credits                                              (1,705.2)    (138.4)
  Net change in accounts receivable and other current
   assets                                                 (166.9)    (151.2)
  Change in accounts payable and other current
   liabilities                                            (398.0)    (218.2)
  Change in deferred charges and other assets                8.1       (4.1)
  Net change in other liabilities and deferred credits     124.0      269.4
  Other reconciling items, net                              11.5       (1.0)
    Net cash provided by operating activities            3,521.0    3,470.9

Cash Flows from Investing Activities:
 Capital expenditures                                   (2,197.7)  (2,320.1)
 Other investing activities, net                            (9.9)      94.0
    Net cash used for investing activities              (2,207.6)  (2,226.1)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                     9,945.0    9,553.3
 Repayment of short-term borrowings                    (10,323.2)  (9,477.7)
 Proceeds from long-term debt                              600.0         --
 Repayment of long-term debt                              (300.2)       (.3)
 Advances from parent and affiliates                       465.7      381.0
 Repayment of advances from parent and affiliates         (469.1)    (388.9)
 Dividends paid to parent                               (1,226.6)  (1,216.9)
 Other Financing activities, net                            (7.8)     (58.6)
    Net cash used for financing activities              (1,316.2)  (1,208.1)

Net Increase(Decrease) in Cash and Cash Equivalents         (2.8)      36.7
Cash and Cash Equivalents at Beginning of Period            94.4       84.3
Cash and Cash Equivalents at End of Period                 $91.6     $121.0

 The accompanying notes are an integral part of these financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Millions)
                         (Unaudited)

Note A --  Preparation of Interim Financial Statements

   The consolidated financial statements of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth Telecommunications believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications's latest annual report on Form 10-K and previous quarterly reports on Form 10-Q. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth).

Note B -- Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 95, "Statement of Cash Flows."

                                  For the Nine Months
                                  Ended September 30,
                                    1995       1994

    Cash Paid For:

      Income taxes                 $835.0     $951.3

      Interest                     $472.5     $453.2

Note C -- Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded during the second quarter that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that, based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues are not being generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers
             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)

Note C --  Extraordinary Losses (continued)

due to the expected levels of future competition. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The components of the charge are as follows:


                                                  Pretax    After tax
Reduction in recorded value of long lived
   telephone plant                                ($4,896)   ($3,002)

Full adoption of issue basis accounting               317        194

Elimination of regulatory assets and liabilities      111         71

Partial adjustment to unamortized investment tax
   credits                                             19         19

      Total                                       ($4,449)   ($2,718)

The reduction of telephone plant, $4,896 pretax, was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Category                          Amount

Buried metallic cable             $1,345
Digital switching                  1,305
Circuit-other                      1,291
Aerial metallic cable                630
Underground metallic cable           325

    Total                         $4,896

Such reduction of plant was determined by an impairment analysis that identified estimated amounts not recoverable from future discounted cash flows. The analysis considered projected effects of future competition as well as changes in technology and capital requirements. The plant-related charge, all of which related to assets within the regulatory framework, was further supported by depreciation studies that identified inadequate levels of accumulated depreciation for certain asset categories. These studies give recognition to the historical underdepreciation of assets resulting primarily from regulator-prescribed asset lives that exceeded the estimated economic asset lives.

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



             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)

Note C -- Extraordinary Losses (continued)

Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                    Composite of           Estimated
                                 Regulator-Approved     Economic Asset
            Category           Asset Lives (in Years)  Lives (in Years)

   Buried metallic cable                20.0                 14.0
   Digital switching                    17.0                 10.0
   Circuit-other                        10.5                  9.1
   Aerial metallic cable                20.0                 14.0
   Underground metallic cable           25.0                 12.0

The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax) related to the method by which BellSouth Telecommunications reports its directory publishing revenues. BellSouth's unregulated subsidiaries recognize directory publishing revenues and production expenses using issue basis accounting. Under issue basis accounting, revenues and product expenses are recognized when directories are published rather than over the lives of the directories (generally one year) as under the prescribed regulatory accounting framework. BellSouth Telecommunications is now reporting using issue basis accounting consistent with BellSouth's unregulated subsidiaries and with publishing companies in general. The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and were transitory in nature. The magnitude of the regulatory assets and liabilities has been decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the Federal Communications Commission's current Uniform System of Accounts. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

Early Extinguishment of Debt.   In the second quarter of 1995,
BellSouth Telecommunications issued $300 of Ten Year Notes, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due August 1, 2029. In June, BellSouth Telecommunications called the Debenture issue for redemption on August 1 and executed an in-substance defeasance by depositing $326.6 in an irrevocable trust for the purchase of U.S. government obligations to cover the principal amount called, the call premium of $13.8 and accrued interest due of $12.8. As a result, the $300 Debenture issue (and related deferred issuance costs of approximately $12) was removed from the consolidated balance sheet at June 30, 1995 and an extraordinary loss on early extinguishment
             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C -- Extraordinary Losses (continued)

of debt of $15.8 (net of taxes of $10.0) was recognized in the second quarter.

Note D -- Subsequent Events

Debt Refinancing. In October 1995, BellSouth Telecommunications issued $300 of Thirty Year Debentures, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue due November 1, 2024. As a result, BellSouth Telecommunications will record an extraordinary loss of approximately $13 in the fourth quarter of 1995.

Workforce Reduction Charges. In the fourth quarter of 1995, BellSouth Telecommunications will recognize an estimated pretax charge of approximately $1,085 ($665 after tax), comprised of approximately $945 ($580 after tax) related to planned work force reductions by the end of 1997, approximately $85 ($50 after tax) for expected severance benefit payments after 1997 and approximately $55 ($35 after tax) for additional curtailment losses related to employee reductions under a restructuring plan initiated in 1993.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1995 vs.  1994 vs.
                                         1995       1994      1993

Network Access Lines in Service at September 30 (Thousands)(a):

By Type:
  Residence                              14,551.0  3.5%      3.5%
  Business                                6,116.7  7.7       7.0
  Other                                     255.9  0.8       (0.1)
       Total Access Lines                20,923.6  4.7       4.4

By State:
  Florida                                 5,513.7  4.6       4.7
  Georgia                                 3,508.7  6.0       5.5
  Tennessee                               2,412.4  4.4       4.5
  Louisiana                               2,096.3  3.8       3.5
  North Carolina                          2,083.3  5.7       4.9
  Alabama                                 1,779.5  3.9       3.5
  South Carolina                          1,285.0  4.0       3.3
  Mississippi                             1,152.2  3.8       4.0
  Kentucky                                1,092.5  3.7       3.0
      Total Access Lines                 20,923.6  4.7       4.4

                                                  Percent Change for
                                                   the Periods Ended
                                                  1995 vs.  1994 vs.
                                         1995       1994      1993
Access Minutes of Use (Millions)(a)(b):
  Interstate:
    Three months ended March 31          15,131.3    7.7%     7.9%
    Three months ended June 30           15,597.1    8.2      7.6
    Three months ended September 30      15,713.4    8.5      8.6
    Nine months ended September 30       46,441.8    8.1      8.1

  Intrastate:
    Three months ended March 31           4,529.1   13.1      11.4
    Three months ended June 30            4,789.9   14.7       9.9
    Three months ended September 30       4,884.8   13.8      10.5
    Nine months ended September 30       14,203.8   13.9      10.6

  Total Minutes of Use:
    Three months ended March 31          19,660.4    8.9      8.7
    Three months ended June 30           20,387.0    9.6      8.1
    Three months ended September 30      20,598.2    9.7      9.0
    Nine months ended September 30       60,645.6    9.4      8.6

Toll Messages (Millions)(a):
    Three months ended March 31             370.0   (4.3)     5.3
    Three months ended June 30              352.0  (11.4)    2.1
    Three months ended September 30         328.7  (15.1)     1.7
    Nine months ended September 30        1,050.7  (10.3)     3.0


             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)

(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.
(b) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.

                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1995
Ratio of Earnings to Fixed Charges (c)       6.03

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes and extraordinary losses, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.

                                           At September 30,
                                            1995      1994
Debt Ratio (d)                             47.2%     41.1%

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

Management's Discussion and Analysis of Results of Operations
 (MD&A) should be read in conjunction with MD&A in BellSouth
 Telecommunications,  Inc.'s (BellSouth Telecommunications)
       latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

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

Approximately 86% of BellSouth Telecommunications' Total Operating Revenues for the nine-month periods ended September 30, 1995 and 1994 were from wireline services. Charges for local, access and toll services for the nine months ended September 30, 1995 accounted for approximately 59%, 33% and 8%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, customer premises equipment sales and other nonregulated services.

RESULTS OF OPERATIONS
                           For the Nine
                              Months
                          Ended September
                                30,
                           1995     1994

Income Before            $1,538.3  $1,432.0
Extraordinary Losses
Extraordinary Loss for
Discontinuance of        (2,717.7)      --
SFAS No. 71, net of
tax
Extraordinary Loss on
Early Extinguishment of     (15.8)      --
Debt, net of tax

Net Income (Loss)        $(1,195.2) $1,432.0


For the nine-month period ended September 30, 1995, Income Before Extraordinary Losses increased by $106.3 (7.4%). The increase resulted primarily from continued strong growth in key business volumes and expense savings attributable to the restructuring plan begun in 1993.

For a discussion of the second quarter 1995 extraordinary losses, see "Extraordinary Losses" below and Note C to the Consolidated
Financial Statements.

Volumes of Business

The total number of access lines in service since September 30, 1994 increased by approximately 930,400 (4.7%) to 20,923,600, compared to a 4.4% rate of increase for the same prior year period. Business and residence access lines increased by 7.7% and 3.5%, respectively, compared to growth rates of 7.0% and 3.5% in 1994. The number of second residence lines, included in total residence lines, increased by 207,300 (21.0%) to 1,194,200 and accounted for approximately 42.1% and 22.3% of the overall increase in residence access lines and total access lines, respectively, since September 30, 1994. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 5,216.6 million (9.4%) for the nine-month period ended September 30, 1995 compared to an increase of 8.6% for the same period last year. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the nine-month period ended September 30, 1995, toll messages decreased by 120.3 million (10.3%), compared to an increase of 3.0% for the corresponding period in 1994. The decrease in 1995 was primarily attributable to the expansion of local area calling plans in Georgia, South Carolina, Florida, North Carolina and Mississippi. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Operating Revenues

Total Operating Revenues increased $283.1 (2.7%) for the nine-month period ended September 30, 1995 when compared to the corresponding 1994 period. The components of Total Operating Revenues were as follows:

                            For the Nine
                               Months
                          Ended September
                                30,
                           1995     1994

Local Service            $5,418.5  $5,117.6
Interstate Access         2,406.1   2,338.2
Intrastate Access           683.0     687.1
Toll                        766.4     899.0
Other                     1,486.9   1,435.9
Total                   $10,760.9 $10,477.8
Operating Revenues

Local Service revenues increased $300.9 (5.9%) for the nine-month period ended September 30, 1995 as compared to the same 1994 period. The increase was due primarily to 4.7% growth in access lines in service since September 30, 1994, an increase of $79 due to higher customer demand for Touchstar and Custom Calling services and the effect of expanded local area calling plans. The increase was partially offset by net rate reductions since September 30, 1994 of approximately $49. Such rate reductions include refunds of $31 and $9 in Florida and Georgia, respectively, both of which had previously been accrued as a reduction in Other Services revenues, pending determination of the specific revenue category affected.

Interstate Access revenues increased $67.9 (2.9%) for the nine-month period ended September 30, 1995 as compared to the same prior year period. The increase was attributable primarily to growth in minutes of use of 8.1% and increases in end-user charges of $36 attributable to growth in the number of access lines in service. Also contributing was an increase of $30 due to higher demand for special access services. The increase was partially offset by net rate reductions since September 30, 1994 of approximately $74.

Intrastate Access revenues were essentially unchanged for the nine-month period ended September 30, 1995 when compared to the corresponding 1994 period, reflecting rate reductions of $72 since September 30, 1994 and an increase attributable to growth in minutes of use of 13.9%.

Toll revenues decreased $132.6 (14.7%) for the nine-month period ended September 30, 1995 when compared to the same prior year period. The decrease was primarily attributable to a decline in toll messages of 10.3% and net rate reductions since September 30, 1994 of approximately $59. Such factors reflect the expansion of
local area calling plans and increased competition.   The decrease
was also due in part to a retroactive independent company settlement during third quarter 1995, which reduced revenues by $31.

Other revenues are principally comprised of revenues from publishing rights fees, customer premises equipment (CPE) sales and maintenance services, billing and collection services and other nonregulated services (primarily inside wire services). Other revenues increased $51.0 (3.6%) for the nine-month period ended September 30, 1995 when compared to the corresponding 1994 period.

The increase was attributable to reduced levels of revenue reduction accruals related to potential sharing under certain state regulatory plans coupled with the reclassification of certain such accruals to Local Service revenues, the combined effect of which increased Other revenues by approximately $88. The increase was also due in part to approximately $32 resulting from higher demand for voice messaging and inside wire services and an overall increase of $21 in directory publishing fees. The increase was partially offset by a reduction of $39 in revenues from billing and collection services and by approximately $33 related to the sale in April 1994 of BellSouth Telecommunications' out-of-region CPE sales and service operations.

Operating Expenses

Total Operating Expenses increased $46.5 (0.6%) for the nine-month period ended September 30, 1995 compared to the same period in 1994. The components of Total Operating Expenses were as follows:

                            For the Nine
                               Months
                          Ended September
                                30,
                           1995     1994

Depreciation and         $2,285.8 $2,192.9
Amortization
Other Operating
Expenses:
Cost of Services          3,894.1  3,951.1
and Products
Selling, General
and Administrative        1,693.4  1,682.8

                          5,587.5  5,633.9

Total                    $7,873.3 $7,826.8
Operating Expenses


Depreciation and Amortization increased $92.9 (4.2%) for the nine-month period ended September 30, 1995 compared to the same period in 1994. The increase was due primarily to higher levels of property, plant and equipment since September 30, 1994 resulting from continued growth in the customer base and continued modernization of the network.

For a discussion of the impact of discontinuance of SFAS No. 71 on depreciation expense in 1995 and 1996, see "Extraordinary Losses - Discontinuance of SFAS No. 71" below.

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

Other Operating Expenses decreased $46.4 (0.8%) for the nine-month period ended September 30, 1995 when compared to the corresponding 1994 period. The decrease for the period was due primarily to a decrease of $152 in labor costs, including expenses for employee benefits, in the core wireline business. Such decrease reflects employee reductions since September 30, 1994 attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees. Also contributing was a decrease of approximately $54 in the CPE business, primarily attributable to the sale in April 1994 of the out-of-region CPE sale and service operations. The overall decrease for the period was partially offset by expenses for network services and related activities, necessitated primarily by volume growth.

Other Income Statement Items

The other income statement components were as follows:


                    For the Nine Months
                    Ended September 30,
                      1995      1994
Interest Expense     $424.8    $408.0
Other Income, net      19.9      13.1
Provision for
Income Taxes          944.4     824.1


Interest Expense increased $16.8 (4.1%) for the nine-month period ended September 30, 1995 compared to the same period last year. The increase was primarily attributable to higher average interest rates on short-term borrowings and higher average debt levels for both short- and long-term borrowings.

Provision for Income Taxes increased $120.3 (14.6%) for the nine-month period ended September 30, 1995 over the comparable 1994 period. BellSouth Telecommunications' effective tax rates were 38.0% and 36.5% for the nine months ended September 30, 1995 and 1994, respectively. The higher effective tax rate in 1995 was due to an increase in deferred tax expense resulting from the 1995 discontinuance of SFAS No. 71.

Extraordinary Losses

Discontinuance of SFAS No. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications has concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71 for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues are not being generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,717.7 (net of a deferred tax benefit of $1,731.3). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long lived telephone plant, all of which was within the regulatory framework, and equipment to the level appropriate for non-regulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reports its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

Recent changes in its regulatory framework and the simultaneous elimination of legal and regulatory barriers for its competitors both support discontinuance of SFAS No. 71. In the regulatory arena, implementation of price regulation has been and continues to be a cornerstone in BellSouth Telecommunications' corporate strategy. Due in part to this strategy, changes in the regulatory framework are now being implemented (see "Regulatory and Competitive Environment - State Regulation"). As a result of such changes, a significant portion of BellSouth Telecommunications' revenue will no longer be regulated based on the recovery of specific costs. Furthermore, BellSouth Telecommunications expects that competition in its local exchange markets will accelerate.
The removal of legal and regulatory barriers is expected to encourage potential competitors to accelerate deployment of competing networks to either compete directly for local service or to bypass the BellSouth Telecommunications network for long distance access. Potential competitors have continued to make investments in wireless licenses, cable properties and enhanced interexchange networks, which serves as further evidence of increased competition.

In connection with the discontinuance of SFAS No. 71, the average depreciable lives of significant categories of long lived telephone plant were reduced to more closely reflect the economic and technological lives. As a result of such shorter lives applicable to both existing and newly acquired assets, BellSouth Telecommunications expects that depreciation expense will increase about $22 in 1995 and about $70 in 1996. However, the impact on net income in these time periods is not expected to be significant because of elimination of the amortization of regulatory assets and the acceleration of unamortized investment tax credits due to the shorter lives of telephone plant.

See Note C to the Consolidated Financial Statements.

Early Extinguishment of Debt. During the second quarter, BellSouth Telecommunications recognized an extraordinary loss of $15.8 (net of taxes of $10.0) related to the early extinguishment of an outstanding debt issue. See Note C to the Consolidated Financial
Statements.

OTHER FINANCING ACTIVITY

During second quarter 1995, BellSouth Telecommunications issued $300 of long-term debt and, with the net proceeds, refinanced outstanding short-term debt. During the same period, BellSouth Telecommunications issued an additional $300 of long-term debt and refinanced an outstanding long-term debenture issue. In October, BellSouth Telecommunications issued $300 of long-term debt and refinanced another outstanding long-term debenture issue. See Notes C and D to the Consolidated Financial Statements.

Additional refinancings of both short- and long-term debt are possible during the remainder of the year depending on prevailing market interest rates. As of November 1, 1995, a shelf registration statement was on file with the Securities and Exchange Commission under which $1,400 of long-term debt securities could be publicly offered.

WORK FORCE REDUCTION CHARGES

In the fourth quarter of 1995, BellSouth Telecommunications will recognize an estimated pretax charge of approximately $1,085 ($665 after tax), comprised of approximately $945 ($580 after tax) related to planned work force reductions by the end of 1997, approximately $85 ($50 after tax) for expected severance benefit payments after 1997 and approximately $55 ($35 after tax) for additional curtailment losses related to employee reductions under a restructuring plan initiated in 1993. Each component of the overall charge is discussed below.

1995 Work Force Reduction Charge

In connection with a previously-disclosed plan to significantly reduce its work force by the end of 1997, BellSouth Telecommunications will record a pretax charge of $945 in the fourth quarter of 1995. Under this plan, BellSouth Telecommunications expects to reduce the work force of the core wireline business by approximately 11,300 employees, consisting of approximately 7,000 employees in 1996 and approximately 4,300 employees in 1997.

The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations.

The $945 pretax charge is comprised of approximately $565 under the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and approximately $380 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benfits Other Than Pensions."

Once the plan to reduce 11,300 employees is completed, annual employee cost savings are estimated to be approximately $560. Such annual savings will be partially offset by increased costs of approximately $60 for outsourced services.

Postemployment Benefits Charge

The pretax charge of $85 represents estimated future postemployment severance benefits to be paid after 1997, also in accordance with the provisions of SFAS No. 112. This component is based on BellSouth's belief that work force reductions will continue under existing separation plans, although at reduced separation benefit levels.

1993 Restructuring Of Telephone Operations

In the fourth quarter of 1993, BellSouth Telecommunications recognized a $1,136.4 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. A total of 10,200 employee reductions were included in the plan. Upon completion, restructuring of the telephone operations is expected to improve overall responsiveness to customer needs and reduce costs.

At September 30, 1995, the remaining liability associated with the 1993 restructuring plan was $175.4, all of which was classified as current. Since inception of the restructuring plan, total employee reductions were approximately 7,700, including 4,600 since September 30, 1994. As a result of this reduction of 4,600 employees, operating expenses for the three- and nine- month periods ended September 30, 1995 were reduced by approximately $50 and $150, respectively. The cumulative reduction of 7,700 employees since inception of the plan has reduced operating expenses in 1995 by approximately $250. For the years 1995 and 1996, cumulative employee reductions under the plan are projected to reduce operating expenses by approximately $375 and $600, respectively.

A summary of employee reductions and expenditures through September 30, 1995 under the 1993 restructuring plan is as follows:

                            Third      Year-
                            Quarter     to-   Year   Year
                             1995      Date   1994   1993  Total
                                       1995

Employee Reductions          1,100     2,500  3,900  1,300 7,700

Expenditures By Component:
Consolidation and
Elimination                  $40.3    $149.4 $164.6  $14.7 $328.7
of Operations
Systems                       65.6     164.6  170.3    ---  334.9
Employee Separation           48.6     125.3  133.8   38.3  297.4

     Total                  $154.5    $439.3 $468.7  $53.0 $961.0


Expenditures By Type:
   Cash                     $137.8    $391.5 $390.2  $53.0 $834.7
   Non-Cash                   16.7      47.8   78.5    ---  126.3

     Total                  $154.5    $439.3 $468.7  $53.0 $961.0


Capital Expenditures (not
included in above            $66.8    $150.9 $203.6   $--- $354.5
expenditures)

BellSouth Telecommunications expects to substantially complete the 1993 restructuring plan activities in 1995. During fourth quarter 1995, a pretax charge of $55 will be recognized for additional curtailment losses related to employee reductions under the plan. The additional curtailment losses resulted from a greater number of retirement-eligible employees separating than originally expected.

In connection with the 1993 plan, total employee reductions in 1995 are projected to be approximately 5,000, including the reductions of 2,500 which occurred in the first nine months of 1995.

REGULATORY AND COMPETITIVE ENVIRONMENT

Regulation

Alabama. In June, a law was enacted which permits the Alabama Public Service Commission to authorize alternative methods of regulation for local exchange carriers, including BellSouth Telecommunications. In September, the Alabama Commission approved a price regulation plan, which was effective September 20, 1995 for BellSouth Telecommunications, and a local competition plan. Under the provisions of the price regulation plan, prices for basic services, including local exchange services for residence and business customers, are capped for five years, after which an inflation-based formula will be used to change prices; prices for non-basic services are capped for one year, after which increases are limited to 10% annually; and intrastate access charges are reduced first by $5 to achieve parity with the August 1, 1995 interstate switched access rates, and are then further reduced by $8. The order also provides for specific access reductions in later years through July 1, 1999. Additional terms of the price regulation plan require annual price reductions for certain defined basic services. Such reductions, which are effective July 1 of each year, will be $10, $15, $10, $11 and $11 for 1995, 1996, 1997, 1998
and 1999, respectively.

Under the terms of the local competition plan, service providers, among other things, must be approved by the Alabama Commission and must make their respective networks available for interconnection with all other local networks.

Florida. In June, a law was enacted which, effective January 1, 1996, permits local exchange competition in BellSouth Telecommunications' service areas. The law also allows qualified service providers to elect price regulation, effective at the later of January 1, 1996 or such time that an alternative local exchange carrier is approved to provide services in BellSouth Telecommunications' territory. In November, BellSouth Telecommunications filed with the Florida Public Service Commission an election for price regulation.

In connection with its price regulation election, BellSouth Telecommunications is required to comply with the provisions of a previously-disclosed settlement reached with Florida's Office of Public Counsel in January 1994. Such settlement provides for scheduled rate reductions of $80 in October 1995 and $84 in October 1996 as well as the continuation of current earnings sharing provisions through 1996 or 1997, subject to defined terms in the settlement.

Georgia. In April, a law was enacted which, effective July 1, 1995, authorizes the Georgia Public Service Commission to permit qualified service providers to compete with BellSouth Telecommunications in the local exchange telecommunications market and allows BellSouth Telecommunications to elect alternative regulation. In July, BellSouth Telecommunications filed an election for alternative regulation with the Georgia Commission; such election became effective on August 5, 1995. In October, the Georgia Commission denied an interexchange carrier's request to stay BellSouth Telecommunications' election of alternative regulation.

In June, the Georgia Public Service Commission, after a review of BellSouth Telecommunications' rates and charges, ordered BellSouth Telecommunications to refund $9 to existing customers and reduce rates prospectively by $33. Of such $33, approximately $12 had been previously implemented or scheduled; the remaining $21 will be applied to intrastate switched access rates. In August, the Georgia Commission denied the motion of the Consumers' Utility Council to reconsider this order.

Kentucky. In July, the Kentucky Public Service Commission approved BellSouth Telecommunications' previously-filed price regulation plan, with certain modifications. In connection with approval of the plan, which was effective in July, the Kentucky Commission ordered reductions in rates for access, toll and residential touch-tone services and other defined charges, which together aggregate $29.

The Kentucky Commission has opened a docket to consider local exchange competition.

Mississippi. In November, the Mississippi Public Service Commission approved a price regulation plan which will be effective January 1, 1996 and remain in effect until the end of 2001. Reviews of such plan will be conducted by the Mississippi Commission after three and five years. Under the provisions of the plan, rates for basic services, which include the provision of local telephone service, are capped for three years after which such basic service revenues will be reduced annually by one percent for the duration of the plan. In addition, intrastate switched access rates are capped at the same level as interstate rates over the life of the plan. The terms of the plan provide for increasing amounts of rate reductions, which by the sixth year of the plan amount to approximately $34 annually.

North Carolina. In April, a law was enacted which, effective July 1, 1996, authorizes the North Carolina Utilities Commission to permit local exchange and exchange access competition in BellSouth Telecommunications' service areas; however, such competition may be permitted prior to July 1, 1996 in the territory of a local exchange carrier for which the North Carolina Commission approves a price regulation plan. The law, among other provisions, allows BellSouth Telecommunications to elect to operate under a price regulation plan, which must be approved by the North Carolina Commission. In October, BellSouth Telecommunications filed with the North Carolina Utilities Commission a proposed price regulation plan. The North Carolina Commission has scheduled hearings in January 1996 on the proposed plan.

South Carolina. In March, BellSouth Telecommunications filed a proposed price regulation plan with the South Carolina Public Service Commission. In September, the South Carolina Commission concluded hearings with respect to the proposed price regulation plan and its investigation of BellSouth Telecommunications' 1994 earnings. A decision by the South Carolina Commission is pending.

Tennessee. In June, a law was enacted which authorizes local exchange competition in BellSouth Telecommunications' service areas and allows qualified service providers to elect price regulation.
As permitted under the provisions of the law, BellSouth
Telecommunications filed an application for a price regulation plan to be effective October 1, 1995.

In November, the Tennessee Public Service Commission held a hearing to determine the initial rates for purposes of implementing the price regulation plan. The Tennessee Commission subsequently voted to reduce BellSouth Telecommunications' rates by approximately $57 in setting the initial rates under the price regulation plan. To date, no written order has been issued and BellSouth Telecommunications has not determined what action it may take with regard to an appeal of this order.

Federal Legislation. The U. S. Senate and House of Representatives have each passed bills, S.652 and H.R. 1555, respectively, which could, if enacted into law, significantly affect BellSouth's business operations and opportunities. Among other things, such bills include, subject to defined terms and limitations, provisions that open local exchange markets to competition while allowing Bell Holding Companies, including BellSouth, to provide interLATA (long distance) service. The ultimate disposition of this matter is uncertain, pending reconciliation of differences in the bills' provisions by a joint committee of the House and Senate; approval of a revised bill by both the House and Senate; and signature by the President.

Competition

The Florida, Georgia and Tennessee Commissions have authorized several companies to provide various services, including local exchange and exchange access, in competition with BellSouth Telecommunications. In certain states, such competing companies include AT&T, MCI and U S West or affiliates thereof.

Several companies have also filed applications with the North
Carolina, Alabama and Kentucky Commissions to provide certain services in competition with BellSouth Telecommunications.

BUSINESS DEVELOPMENTS

CWA Working Agreement

In October, members of the Communications Workers of America (CWA) ratified new three-year contracts with BellSouth Telecommunications covering approximately 54,000 employees.
                PART II -- OTHER INFORMATION

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

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.


(b)  Reports on Form 8-K:

     Date of Event       Subject

     October 1, 1995     Indenture between BellSouth
                         Telecommunications, Inc. and Compass Bank

     November 2, 1995    Form of Indenture, Standard Indenture
                         Provisions and Form of Supplemental
                         Indenture
                          SIGNATURE



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

November 10, 1995

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.