Form 10-K
period 1995-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1996-02-29
CIK 92088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
---------------------------------------  ---------------------------------------
            SEE ATTACHMENT.                             NEW YORK

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

        At February 19, 1996 one share of Common Stock was outstanding.
                            ------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   ATTACHMENT

Title of each class

DEBENTURES

South Central Bell Telephone Company

 $100,000,000  Principal Amount of Forty Year 7 3/8% Debentures, due August 1, 2012

Issues denominated as Southern Bell Telephone and Telegraph Company Debentures

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

BellSouth Telecommunications, Inc.

 $250,000,000  Principal Amount of Forty Year 8 1/4% Debentures, due July 1, 2032
 $300,000,000  Principal Amount of Forty Year 7 7/8% Debentures, due August 1, 2032
 $300,000,000  Principal Amount of Forty Year 7 1/2% Debentures, due June 15, 2033
 $350,000,000  Principal Amount of Fifteen Year 5 7/8% Debentures, due January 15, 2009
 $400,000,000  Principal Amount of Forty Year 6 3/4% Debentures, due October 15, 2033
 $300,000,000  Principal Amount of Forty Year 7 5/8% Debentures, due May 15, 2035
 $300,000,000  Principal Amount of Thirty Year 7% Debentures, due October 1, 2025
 $300,000,000  Principal Amount of Fifty Year 5.85% Debentures, due November 15, 2045
 $500,000,000  Principal Amount of One Hundred Year 7% Debentures, due December 1, 2095
 $375,133,000  Principal Amount of Twenty Year 6.30% Amortizing Debentures, due December 15,
               2015
 $500,000,000  Principal Amount of One Hundred Year 6.65% Zero-To-Full Debentures, due
               December 15, 2095

NOTES

BellSouth Telecommunications, Inc.

 $275,000,000  Principal Amount of Seven Year 6 1/2% Notes, Due February 1, 2000
 $150,000,000  Principal Amount of Twelve Year 7% Notes, Due February 1, 2005
 $450,000,000  Principal Amount of Ten Year 6 1/4% Notes, Due May 15, 2003
 $200,000,000  Principal Amount of Eleven Year 6 3/8% Notes, Due June 15, 2004
 $300,000,000  Principal Amount of Ten Year 6 1/2% Notes, Due June 15, 2005

                               TABLE OF CONTENTS

ITEM                                                                                      PAGE
----                                                                                      ----
                                            PART I
  1.   Business........................................................................      1
       General.........................................................................      1
       Modification of Final Judgment and Telecommunications Act of 1996...............      1
       Business Operations.............................................................      2
       Telephone Company Operations....................................................      2
       Other Business Operations.......................................................      8
       Competition.....................................................................      9
       Research and Development........................................................     12
       Licenses and Franchises.........................................................     12
       Employees.......................................................................     12
  2.   Properties......................................................................     13
       General.........................................................................     13
       Capital Expenditures............................................................     13
       Environmental Matters...........................................................     14
  3.   Legal Proceedings...............................................................     15
  4.   Submission of Matters to a Vote of Shareholders (Omitted pursuant to General
        Instruction J(2))
  5.   Market for Registrant's Common Equity and Related Stockholder Matters
        (Inapplicable)

                                           PART II

  6.   Selected Financial and Operating Data...........................................     16
  7.   Management's Discussion and Analysis of Results of Operations (Abbreviated
        pursuant to General Instruction J(2))..........................................     17
       Results of Operations...........................................................     17
       Volumes of Business.............................................................     18
       Operating Revenues..............................................................     19
       Operating Expenses..............................................................     20
       Other Income Statement Items....................................................     22
       Extraordinary Losses............................................................     23
       Financing Activity..............................................................     23
       Operating Environment and Trends of the Business................................     24
       Other Matters...................................................................     26
  8.   Consolidated Financial Statements and Supplementary Data........................     27
       Report of Management............................................................     27
       Audit Committee Chairman's Letter...............................................     28
       Report and Consent of Independent Accountants...................................     29
       Consolidated Statements of Income and Retained Earnings.........................     30
       Consolidated Balance Sheets.....................................................     31
       Consolidated Statements of Cash Flows...........................................     32
       Notes to Consolidated Financial Statements......................................     33
  9.   Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure.....................................................................     47

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

                                           PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     47

Signatures.............................................................................     48

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a corporation wholly-owned by BellSouth Corporation (BellSouth). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

    On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the D. C. District Court) entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On the same date, South Central Bell and Southern Bell were reincorporated through mergers into Georgia corporations. On January 1, 1984, ownership of BellSouth was divested from AT&T and BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight on December 31, 1991. While BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes, its services were unified under the BellSouth brand name in October 1995 to give BellSouth Telecommunications a clear, consistent identity in the marketplace.

    BellSouth Telecommunications has its principal executive offices at 675 West Peachtree Street, N.E., Atlanta, Georgia 30375 (telephone number 404-529-8611).

       MODIFICATION OF FINAL JUDGMENT AND TELECOMMUNICATIONS ACT OF 1996

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

    The MFJ limited the telecommunications-related scope of the post-divestiture business activities of the operating telephone companies and their successors (the Operating Telephone Companies), and the D. C. District Court retained jurisdiction over construction, implementation, modification and enforcement of the MFJ*. Under the MFJ, the Operating Telephone Companies could provide local exchange, exchange access, information access and toll telecommunications services within the LATAs. Although prohibited from providing service between LATAs, the Operating Telephone Companies provided exchange access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), which provided toll telecommunications services between different LATAs. The Operating Telephone Companies could market, but not design or manufacture, telecommunications equipment used by customers to originate or receive, or by carriers to provide, telecommunications services. The MFJ required

------------------------
*The provisions of the MFJ were also applicable to the Holding Companies.

that the Operating Telephone Companies provide, upon a bona fide request by any Interexchange Carrier or information service provider, exchange access, information access and exchange services for such access equal to that provided to AT&T in quality, type and price.

    On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the 1996 Act). This legislation provides for the development of competitive local telecommunications markets; terminates on a prospective basis the MFJ, enabling the provision by the Operating Telephone Companies of interLATA telecommunications and the design and manufacture by the Operating
Telephone Companies of telecommunications equipment; and repeals the laws prohibiting the Operating Telephone Companies and their affiliates from providing video services within their service areas. The ability of the Operating Telephone Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous criteria and the development of and compliance with newly mandated federal regulations.

                              BUSINESS OPERATIONS

    Approximately 86% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively, were from wireline telecommunications services and the remainder of revenues was principally from directory publishing fees and other nonregulated services.

    Certain communications services and products are provided to business customers by BellSouth Business Systems, Inc., BellSouth Communication Systems, Inc. and Dataserv, Inc., subsidiaries of BellSouth Telecommunications. Respectively, these companies provide sales, marketing, product management and customer service for BellSouth Telecommunications' large business customers within traditional telephone operating company service areas and nationwide; sell, install and maintain telecommunications equipment; and maintain and provide parts and integration services for computer and data processing equipment.

    Revenues from services provided to AT&T, BellSouth Telecommunications' largest customer, comprised approximately 12%, 13% and 16% of 1995, 1994 and 1993 operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides, predominantly, local exchange, exchange access and intraLATA toll services within each of the 38 LATAs in its combined nine-state wireline operating area. BellSouth Telecommunications provided approximately 21,133,000 customer access lines at December 31, 1995 an overall increase of 4.5% since December 31, 1994. The increase was primarily attributable to continued economic growth in BellSouth Telecommunications' nine-state service region, including an increase in the number of second residential lines. Growth in second residential lines accounted for approximately 48.0% and 24.1% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1994. (See "Management's Discussion and Analysis of Results of Operations -- Volumes of Business.")

    At December 31, 1995, approximately 75% of access lines were in 47 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served by non-affiliated telephone companies, which had approximately 29% of the network access lines in such states on December 31, 1995. BellSouth Telecommunications does not furnish local exchange, access or toll services in the areas served by such companies.

LOCAL AND TOLL SERVICES

    Charges for local services for each of the years ended December 31, 1995, 1994 and 1993 accounted for approximately 50%, 49% and 48%, respectively, of BellSouth Telecommunications' operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications including the following: basic local telephone service provided through the regular switching network;
dedicated private line facilities for voice and special services, such as transport of data, radio and video and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various secondary central office features.

    Secondary  central  office  features  may   be  purchased  by  access   line
subscribers for a charge in addition to the basic monthly fee. They include Custom Calling service (including Call Waiting, 3-Way Calling, Call Forwarding and Speed Dialing services) and Touchtone service. During 1995, revenues from secondary central office features comprised approximately 17% of local service revenues.

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

    BellSouth Telecommunications provides intraLATA toll services within (but not between) its 38 LATAs. Such toll services provided approximately 7%, 8% and 9% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video.

REGULATION OF LOCAL AND TOLL SERVICES

    BellSouth Telecommunications is subject to state regulatory authorities in each state in which it provides intrastate telecommunications services with respect to rates, services and other issues. Traditionally, BellSouth Telecommunications' rates were set in each state in its service areas at levels which were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure was satisfactory in a less competitive era; however, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

    Under one form of alternative regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns are reached, earnings are "shared" by providing refunds or rate reductions to customers.

    Another alternative form of regulation, generally known as price regulation, establishes maximum prices that can be charged for certain telecommunications services. While such a plan limits the amount of increases in prices for specified services, it enhances the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition and enables it to more fully benefit from productivity enhancements. For these reasons, BellSouth Telecommunications is focusing its regulatory and legislative efforts on establishing price regulation. Such plans have been approved or authorized by the requisite legislative or regulatory bodies in Alabama, Florida (although a sharing requirement exists at least through 1996), Georgia, Kentucky, Mississippi, South Carolina and Tennessee, and approval of a plan is pending in North Carolina. BellSouth Telecommunications has filed a proposed price regulation plan in Louisiana.

    Despite the potential advantages offered to BellSouth Telecommunications by sharing and price regulation plans over traditional rate of return regulation, in some cases rate reductions have been required in connection with their adoption and operation.

ALABAMA

    An incentive regulation plan in effect in Alabama from December 1988 to September 1995 provided for a return on average total capital* in the range of 11.65% to 12.30%.

    In response to a law enacted in 1995 permitting the Alabama Public Service Commission to authorize alternative methods of regulation that are not based on rate of return for local exchange carriers, the Alabama Commission approved a price regulation plan, effective September 1995. Under this plan, prices for basic services, including local exchange services for residence and business customers, are capped for five years, after which an inflation-based formula will be used to change prices; prices for non-basic services are capped for one year, after which aggregate price increases are limited to 10% annually; and intrastate switched access charges are reduced below interstate switched access rates. Additional terms of the price regulation plan require annual price reductions aggregating $57 million through 1999 excluding intrastate switched access reductions. Reductions related to intrastate switched access are estimated to be $25 million.

FLORIDA

    From 1988 through 1992, the Florida incentive regulation plan provided for a return on equity* of 11.5% to 16%, with earnings above 14% to be shared with customers through rate reductions. In 1994, the Florida Public Service Commission extended the plan through 1997, with required rate reductions aggregating approximately $300 million over a three-year period. Basic service rates will be capped at their current levels through 1997.

    The plan provides for a return on equity sharing level of 12% with an after-sharing cap of 14% for 1994, increasing in 1995 to a 12.5% sharing level with an after-sharing cap of 14.5%. Rates of return beyond 1995 will vary based upon changes in utility bond yields but would change no more than 75 basis points from 1995 levels.

    In 1995, a law was enacted which allows qualified service providers to elect price regulation. Under price regulation, prices for basic services, which include flat-rate residential and single-line business local exchange services, will be capped for five years, after which an inflation-based formula will be used to change basic rates. Prices for certain non-basic services, including multi-line business service, will be capped for three years at the rates in effect in July 1995; prices for other non-basic services may be adjusted annually subject to defined limitations. The price regulation provisions also provide that intrastate switched access rates will decrease by 5% annually until such rates are at parity with interstate switched access rates effective in 1994. In November 1995, BellSouth Telecommunications filed with the Florida Commission an election for price regulation, which became effective in January 1996.

    Although BellSouth Telecommunications is currently operating under price regulation, it must comply with the sharing provisions of the incentive plan described above through 1997. However, BellSouth Telecommunications can request the plan be modified to eliminate the sharing requirement, effective January 1997, if there are material changes in the industry.

------------------------
*As defined in the plan for this state.

GEORGIA

    A Georgia incentive regulation plan was adopted in 1990, providing that BellSouth Telecommunications would retain all earnings up to a 14% return on equity*. Subject to the attainment of service standards and productivity improvement provisions, BellSouth Telecommunications could retain a portion of earnings between 14% and 16%. Effective in January 1994, the Georgia Public Service Commission extended the plan for six months and modified the return on equity level at which sharing would occur from 14% to 13%. In August 1994, the Georgia Commission changed the sharing range to 13.5%-15.5%. In June 1995, the Georgia Commission ordered refunds of $9 million and rate reductions aggregating $33 million on an annual basis.

    In April 1995, a law was enacted which, effective in July 1995, allows BellSouth Telecommunications to elect the price regulation plan as described in the legislation. In July 1995, BellSouth Telecommunications filed an election for alternative regulation with the Georgia Commission; such election became effective in August 1995. Following implementation of alternative regulation, basic residence and single-line business rates are capped for five years, after which an inflation-based formula will be used to change rates. Rates for intrastate switched access services will be no higher than the rates charged for interstate switched access services.

    The Georgia Commission approved an approximate $10 million rate reduction in intrastate switched access to be effective in July 1996. BellSouth Telecommunications plans to offset this reduction by increasing rates for other services.

KENTUCKY

    Effective in May 1991, under the Kentucky incentive regulation plan, BellSouth Telecommunications was authorized to earn a return on average total capital* in the range of 10.99% to 11.61% with sharing of earnings exceeding that range. BellSouth Telecommunications achieved the sharing level during 1993 and 1994.

    In July 1995, the Kentucky Public Service Commission approved a price regulation plan. In connection with approval of the plan, the Kentucky Commission ordered reductions in rates aggregating $29 million on an annual basis.

    Under the plan, after giving effect to the rate reductions discussed above, basic residential rates are capped for three years, after which an inflation-based formula will be used to change rates, intrastate switched access rates are limited to rates in effect for interstate switched access and prices for services deemed competitive under the plan will be market based.

LOUISIANA

    In February 1992, in settlement of several years of regulatory and judicial proceedings, BellSouth Telecommunications and the Louisiana Public Service Commission agreed to a three-year incentive regulation plan providing for a $55 million refund and a rate reduction of $31 million on an annual basis and an authorized return on investment* in the range of 10.7% to 11.7%, with sharing of earnings above 11.7%. Through 1995, BellSouth Telecommunications has reduced rates by an aggregate of $38 million, reflecting its sharing obligation under the plan.

    Effective February 1995, the Louisiana Commission extended the incentive regulation plan, reducing the authorized return on investment* to a range of 9.98% to 10.98% with sharing of earnings between 10.98% and 11.98%.

    In April 1995, BellSouth Telecommunications filed a proposed price regulation plan with the Louisiana Commission. The plan proposes a three-year cap on residence and business basic local exchange services after which rate changes would be based on an inflation-based formula. Intrastate switched access would also be capped for three years. Non-basic service prices would be set based on

------------------------
*As defined in the plan for this state.

market factors. The Louisiana Commission staff has issued a proposed rule on price regulation. In addition to an inflation-based formula, the Commission's proposal includes an earnings-based sharing formula.

MISSISSIPPI

    In June 1990, the Mississippi Public Service Commission authorized implementation of an incentive regulation plan with sharing of earnings falling outside a return on average net investment* range of 10.74% to 11.74%. Rate reductions totaling $23 million on an annual basis were required prior to implementation of the plan.

    Additional rate reductions of approximately $12 million on an annual basis related to intrastate access and area calling plan impacts became effective in January 1993. In June 1993, the Mississippi Commission renewed the incentive plan for two years and ordered BellSouth Telecommunications to reduce rates, based on a targeted 11.24% return.

    In November 1995, the Mississippi Commission approved a five-year price regulation plan, effective in January 1996. Reviews of this plan will be conducted by the Mississippi Commission after three years. Under the provisions of the plan, rates for basic services, which include the provision of local telephone service, are capped for three years after which such basic service revenues will be reduced annually by 1% for the duration of the plan. In addition, intrastate switched access rates are capped at the same level as interstate rates over the life of the plan. The terms of the plan provide for rate reductions over the life of the plan which total approximately $34 million on an annual basis.

NORTH CAROLINA

    In April 1995, a law was enacted that allows BellSouth Telecommunications to elect to operate under a price regulation plan, which must be approved by the North Carolina Utilities Commission. In October 1995, BellSouth Telecommunications filed with the North Carolina Commission a proposed price regulation plan. A modified plan has been negotiated and stipulated between BellSouth Telecommunications and the Public Staff of the North Carolina Commission. The North Carolina Commission has held hearings on the stipulated plan and a decision is expected by the Spring of 1996.

SOUTH CAROLINA

    Prior to 1996, BellSouth Telecommunications' rates were regulated on a traditional rate of return basis. In December 1994, the South Carolina Public Service Commission issued an order requiring that rates be reduced prospectively by approximately $26 million on an annual basis and with no change in the previously authorized return on equity of 13%. Based upon an investigation by the South Carolina Commission of BellSouth Telecommunications' 1992 earnings, refunds of approximately $29 million were ordered. BellSouth Telecommunications has appealed this order. As a result of the South Carolina Commission's investigation of BellSouth Telecommunications' 1994 earnings, rate reductions of approximately $42 million on an annual basis were ordered and the authorized return on equity was set at 12.75%.

    In January 1996, the South Carolina Commission approved a price regulation plan which includes provisions that basic local exchange residence and business service rates will not increase for five years after which an inflation-based formula will be used to change rates. Intrastate switched access rates will be capped for three years after which an inflation-based formula will be used to change rates. The rates for non-basic services would be set by BellSouth Telecommunications based on market considerations, with defined limitations on price increases.

TENNESSEE

    In August 1993, the Tennessee Public Service Commission approved a three-year revised incentive regulation plan which lowered the sharing range as a percentage return on average net investment* from 11.0%-12.2% to 10.65%-11.85%.

    In June 1995, a law was enacted which allows qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the rates for basic services are to be capped for four years, after which an inflation-based formula is to be used to change the basic rates. Rates for services other than basic services are to be adjusted based on an inflation-based formula.

------------------------
* As defined in the plan for this state.

    In order to implement the price regulation election, the Tennessee Commission has required BellSouth Telecommunications to reduce rates by approximately $56 million on an annual basis. Price regulation is to be effective concurrent with rate reductions in March 1996, subject to compliance with a number of other preconditions. BellSouth Telecommunications has appealed the rate reduction.
                            ------------------------

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before state regulatory bodies which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with competitive service providers and affiliates. No assurance can be given as to the outcome of any such matters.

ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the communications networks of Interexchange Carriers with the equipment and facilities of subscribers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications. Rates and other aspects of interstate access services are regulated by the FCC, and state regulatory commissions have jurisdiction over the provision of access to the Interexchange Carriers to complete intrastate telecommunications.

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 29% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1995, 1994 and 1993, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network. In addition, an interstate subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month. The state commissions have authorized BellSouth Telecommunications to collect from the Interexchange Carriers and, in several states, from customers charges for providing intrastate access services.

    In October 1990, the FCC authorized an alternative to traditional rate of return regulation called "price caps," which became mandatory for certain local exchange carriers (LECs), including BellSouth Telecommunications. In contrast to traditional rate of return regulation, a price cap plan limits the prices telephone companies can charge for their services. The price cap plan limits aggregate price changes to the rate of inflation minus an LEC-selected productivity offset, plus or minus exogenous cost changes recognized by the FCC. Price cap regulation provides LECs with enhanced incentives to increase productivity and efficiency. To the extent an LEC's actual rate of return exceeds the allowed rate of return, a portion of such excess must be shared with customers through prospective rate reductions.

    In February 1994, the FCC initiated its review of the price cap plan. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. In connection with this review, in March 1995, the FCC adopted an interim plan which became effective in August 1995. This plan established three productivity factor options, which are offsets to the inflation-based increase in rates that LECs are permitted to make each year. Similar to the above plan, two of the productivity options in the interim plan, 4.0% and 4.7%, provide defined earnings limitations with a sharing mechanism. A third option in the interim plan, 5.3%, removes both earnings limitations and sharing requirements.

    Consistent with a pricing strategy that BellSouth Telecommunications considered compatible with an increasingly competitive business environment, it selected a 5.3% productivity factor, which, together with other adjustments, would decrease interstate access revenues by approximately $220 million on an annual basis at 1994 access volume levels. BellSouth Telecommunications continues to believe and advocates that a revised price cap plan should be structured to provide increased pricing flexibility for services as competition evolves in the telecommunications markets and that sharing be eliminated from the plan.

    The FCC is expected to consider further  the interim rules as well as  other
issues   related  to  competition,  streamlined  regulation  and  other  matters contained in the 1996 Act. A final order is expected to be issued in 1996.

    In addition to the above matters, BellSouth Telecommunications is a party to numerous proceedings pending before the FCC which involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services and relationships with affiliates. No assurance can be given as to the outcome of any such matters.

BILLING AND COLLECTION SERVICES

    BellSouth Telecommunications provides, under contract and/or tariff, billing and collection services for certain long distance services of AT&T and several other Interexchange Carriers. The agreement with AT&T extends through the year 2000 subject to the right of AT&T to assume billing and collection for certain of its services prior to the expiration of the agreement. Revenues from such services have been decreasing and this trend is expected to continue as AT&T and other carriers assume more direct billing for their own services.

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

                           OTHER BUSINESS OPERATIONS
DIRECTORY PUBLISHING FEES

    BellSouth Telecommunications has a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO publishes certain telephone directories and in return pays publication fees to BellSouth Telecommunications for publishing rights and other services. For the years ended December 31, 1995, 1994 and 1993, these fees, included in Other Operating Revenue, were $721, $638 and $616, respectively.

    In response to changes in the telecommunications environment and to enhance competitive flexibility, BellSouth Telecommunications and BAPCO intend to establish a new contract, based on fees for services rendered between the companies, to be effective for all or part of the region during the first quarter of 1996. For additional information, see "Management's Discussion and Analysis of Results of Operations -- Other Matters -- Affiliated Transactions."

SELLING AND MAINTAINING EQUIPMENT

    To a limited extent, through its subsidiaries, BellSouth Telecommunications sells and maintains telecommunications equipment, computers and related office equipment. The Holding Companies, AT&T and other substantial enterprises compete in the provision of these services and products. In April 1994, BellSouth Communications Systems, Inc., a wholly-owned subsidiary, disposed of its customer premises equipment sales and service operations outside the nine-state region served by BellSouth Telecommunications.

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

NETWORK AND RELATED SERVICES

LOCAL SERVICE

    Over the past several years, a number of states in BellSouth Telecommunications' wireline territory have passed legislation providing for competition in areas where previously it had an exclusive operating franchise. The state public service commissions in such jurisdictions have granted, or are in the process of considering, applications for authority to compete with BellSouth Telecommunications. Such competitors include AT&T, MCI Telecommunications Corporation (MCI), U S West, Inc. (U S West) and other substantial companies. The 1996 Act further preempts all existing state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare. BellSouth Telecommunications expects multiple companies to apply to public service commissions in its territory for the authority to provide competitive local telecommunications services. Because of the expense of constructing facilities to provide these services, many of such carriers may resell the services of BellSouth Telecommunications or jointly contruct a competing network.
    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by competitive access providers and other carriers in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, which offer certain high volume users a competitive alternative to the public and private line offerings of the LECs. In addition, the networks of some cable television systems will be capable of carrying two-way interactive data messages and will be configured to provide voice communications. Furthermore, wireless services, such as cellular telephone and paging services and PCS services when operational, increasingly compete with wireline communications services.

    In 1994, AT&T acquired McCaw Communications, Inc. (McCaw), the largest domestic cellular communications company, which serves customers in 10 cities in BellSouth Telecommunications' local wireline territory. Furthermore, alliances are also being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States, for example, U S West, Inc./Time Warner Communications and NYNEX Corporation/ Viacom, Inc. As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is probable that BellSouth Telecommunications will face competition within its region from the other Holding Companies through their cable television venture arrangements.

    In July 1994, U S West and Time Warner announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that would compete with the incumbent LECs. One of these full-service networks is being built in Orlando, Florida, and a limited trial of services has begun. Tele-Communications, Inc. has announced plans to offer similar services in South Florida and Louisville, Kentucky. Time Warner and U S West have made major cable system acquisitions that are expected to provide voice and video competition in BellSouth Telecommunications' service areas. In December 1994, U S West acquired Atlanta's two largest cable operators and, in February 1996, announced a definitive agreement to acquire Continental Cablevision, Inc., a provider with a major presence in Florida. The pending acquisition by Time Warner of Turner Broadcasting Corporation will increase concentration in the cable and programming industries.

    Competition for local service revenues could adversely affect BellSouth Telecommunications net income. However, the existence of facilities-based competitive local service will allow the Operating Telephone Companies to qualify to offer in-region interLATA service, as contemplated in the 1996 Act. (See "BellSouth Telecommunications Competitive Strategy.")

ACCESS SERVICE

    The FCC has adopted rules requiring LECs to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications is required to permit competitive carriers and customers to terminate their transmission facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for access transport.

TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications in its nine-state region for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The legislature or commissions in three states have authorized competing carriers to provide intraLATA toll presubscribed calling with a single digit access code (1+), giving them dialing parity with the LEC in that area. Commissions in several other states are considering how and when such authorization should be implemented. However, the 1996 Act prohibits states from ordering the implementation of new toll dialing parity until the earlier of (a) three years from the enactment of the 1996 Act or (b) such time as the Operating Telephone Company has qualified to provide in-region interLATA services. Other Holding Companies will be permitted to offer BellSouth's local customers interLATA toll service before BellSouth is eligible under the 1996 Act to offer such service to its customers. BellSouth expects Holding Companies and interexchange carriers, including AT&T and MCI, to compete for interLATA toll service.

PERSONAL COMMUNICATIONS SERVICES (PCS)

    Personal communications services (PCS) are in the developmental stage and are anticipated to provide a wide range of wireless communications services.

BELLSOUTH TELECOMMUNICATIONS COMPETITIVE STRATEGY

REGULATORY AND LEGISLATIVE CHANGES

    BellSouth Telecommunications' primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of earnings, BellSouth Telecommunications is seeking price regulation where it does not exist, whereby prices of basic local exchange service would be regulated and prices for other products and services would be based on market factors. As such, BellSouth Telecommunications has price regulation plans approved or authorized in seven states, and approvals are pending in two states.

    As a result of the 1996 Act, BellSouth Telecommunications and the other Operating Telephone Companies are freed from many of the laws, regulations and judicial restrictions (including the MFJ) that constrained the provision of voice, data and video communications throughout their wireline service territories and elsewhere. The FCC has commenced rulemaking proceedings relating to the provision of interLATA service by the Operating Telephone Companies. After necessary federal and state proceedings, these companies may apply to the FCC to offer in-region interLATA wireline services, and the FCC must act on such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of facilities-based competition for residential and business local service or (ii) in the absence thereof, a statement of the terms under which it would be willing to interconnect with a competitive local carrier; (c) will operate consistently with the separate subsidiary requirement; and (d) will meet the 1996 Act's public interest requirement in so offering the services on the foregoing conditions.
    The Operating Telephone Companies are not required to obtain such FCC approval prior to offering out-of-region interLATA wireline services. BellSouth Telecommunications plans to begin offering interLATA wireline service within its nine-state territory as soon as possible after completion of FCC and state regulatory proceedings, expected to be concluded in late 1996 or early 1997; however, no assurance can be provided with respect to when BellSouth Telecommunications will be authorized to initiate such interLATA wireline service. BellSouth Telecommunications has no plans to offer out-of-region interLATA wireline services on a significant scale.
    After some modifications to its network and operating systems, wireline interLATA services can be offered by BellSouth Telecommunications. However, many of the telecommunications services that BellSouth Telecommunications and the other Operating Telephone Companies may provide may be subject to extensive regulations to be adopted by the FCC and state regulatory commissions.

    The 1996 Act allows, without additional approval, BellSouth to market its wireless services jointly with its wireline local exchange services; before, separate marketing was required for cellular services. In addition, such joint marketing will include interLATA wireline services in the nine-state territory when authorized. BellSouth expects to begin a joint marketing trial for wireline local exchange and cellular services later in 1996.

    Technological changes and the effects of competition reduce the economic useful lives of BellSouth Telecommunications' fixed assets. In connection with BellSouth Telecommunications' discontinuance in 1995 of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), BellSouth Telecommunications reduced the regulator-approved asset lives for certain categories of fixed assets to reflect their estimated economic asset lives. (See "Management's Discussion and Analysis of Results of Operations (MD&A) -- Results of Operations -- Extraordinary Losses -- Discontinuance of SFAS No. 71.")

ENTRY INTO NEW MARKETS

    Notwithstanding the risks associated with increased competition, BellSouth Telecommunications will have the opportunity to benefit from entry into new business markets. BellSouth Telecommunications believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings may include interLATA services, information services and video and electronic commerce services.

    In August 1992, the FCC issued an order allowing LECs to offer video dial tone for transmitting video services. In February 1995, the FCC approved BellSouth Telecommunications' application to conduct a trial of video dial tone services. BellSouth Telecommunications is constructing a network in the Chamblee, Georgia area that is planned to begin service during the second quarter of 1996 and will provide 70 analog channels, 160 digital broadcast channels and 480 digital switched channels to deliver video programming and interactive services, which will be provided by both affiliated and non-affiliated programming service providers. BellSouth Telecommunications' network will support new services such as broadcast entertainment; interactive video services, such as video games; enhanced personal computer and communications services, including electronic mail; transactional services, such as home shopping and banking; and customer-choice video services, such as movies on demand.

    The 1996 Act eliminates the previous prohibition on telephone companies providing cable television services in their service territories, although many federal courts had already held such prohibition unconstitutional. In general, however, local exchange carriers may not acquire or joint venture with established cable television providers in their wireline territories.

WORK FORCE REDUCTION/RESTRUCTURING

    In  1995, BellSouth  Telecommunications completed  the restructuring  of its telephone operations that was announced in 1993. Also, BellSouth Telecommunications announced in 1995 a plan to reduce its work force by approximately 11,300 additional employees by the end of 1997. For a discussion of the work force reduction/restructuring see "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction/Restructuring Charges."

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

    In April 1995, the Holding Companies announced their intention to dispose of their respective interests in Bellcore. Neither the method of disposition nor the timing thereof has been determined. A final decision regarding the disposition of Bellcore and the structure of such a transaction is subject to obtaining satisfactory financial and other terms and all necessary approvals. There can be no assurance that a disposition will occur. In anticipation of such disposition, however, BellSouth Telecommunications has negotiated an agreement for Bellcore to provide continuing research and development services for a number of years.

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

    BellSouth Telecommunications believes that it owns or has licenses to use all patents, copyrights, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights which would materially and adversely affect BellSouth Telecommunications or its subsidiaries.

                                   EMPLOYEES

    At December 31, 1995, 1994 and 1993 BellSouth Telecommunications employed approximately 71,400, 76,700 and 81,400 persons, respectively. Of these amounts at these dates, approximately 68,600, 73,800 and 78,000 persons were telephone employees. About 72% of these employees at December 31, 1995 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. In October 1995, members of the CWA ratified new three-year contracts with BellSouth Telecommunications. These contracts were effective in August 1995. The contracts include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provided a cash payment of one thousand one hundred dollars to each eligible employee upon ratification and further provides payments of one thousand one hundred dollars per eligible employee in either cash or BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

    During 1995, BellSouth Telecommunications completed the 1993 plan to reduce its work force by approximately 10,200 employees. For the years ended December 31, 1995, 1994 and 1993, total employee reductions under this plan were 5,000, 3,900 and 1,300, respectively. Also during 1995,

BellSouth  Telecommunications  announced  a plan  to  reduce its  work  force by approximately 11,300 employees by the end of 1997. (See "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction/Restructuring Charges.")

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth Telecommunications' properties do not lend themselves to description by character and location of principal units. BellSouth Telecommunications' investment in property, plant and equipment consisted of the following at December 31:

                                             1995         1994
                                          -----------  -----------
Outside plant...........................         46%          46%
Central office equipment................         37           37
Land and buildings......................          7            7
Furniture and fixtures..................          5            5
Operating and other equipment...........          4            4
Plant under construction................          1            1
                                                ---          ---
                                                100%         100%
                                                ---          ---
                                                ---          ---

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth Telecommunications currently self-insures all of its outside plant against casualty losses. Central office equipment consists of analog switching equipment, digital electronic switching equipment and circuit equipment. Land and buildings are occupied principally by central offices. Operating and other equipment consists of embedded intrasystem wiring, substantially all of which is on the premises of customers, motor vehicles and equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including, fire, windstorm, flood, earthquake and other perils not specifically excluded.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings and on land owned by BellSouth Telecommunications. Many garages, business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems that provide a wider variety of services than their mechanical predecessors. The BellSouth Telecommunications network has been transitioned from an analog to a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $35,782 million at January 1, 1991 to $43,521 million at December 31, 1995, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth Telecommunications in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth Telecommunications' capital expenditures for 1991 through 1995 were as follows:

                                                                  MILLIONS
                                                                  ---------
1995............................................................  $   3,123
1994............................................................      2,971
1993............................................................      2,995
1992............................................................      2,846
1991............................................................      2,747

    BellSouth Telecommunications currently projects capital expenditures to be approximately $3.0 billion for 1996. In 1995, BellSouth Telecommunications generated substantially all of its funds for capital expenditures internally. In 1996, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions in the Plan of Reorganization (POR). As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth Telecommunications has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1995, BellSouth Telecommunications' recorded liability related primarily to remediation of these sites was approximately $32 million.

    BellSouth Telecommunications continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth Telecommunications' recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth Telecommunications continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to its financial position, annual operating results or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

    The MFJ and the related POR provide for the recognition and payment of liabilities by AT&T and the Operating Telephone Companies that are attributable to pre-divestiture events but that did not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's environmental liabilities, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Contingent liabilities attributable to pre-divestiture events have been shared by AT&T and the Operating Telephone Companies in accordance with formulae prescribed by the POR, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. BellSouth Telecommunications' share of these liabilities to date has not been material to its financial position, annual operating results or cash flows.

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

    BellSouth Telecommunications and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues and other matters. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, BellSouth Telecommunications believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

                                    PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
       (DOLLARS IN MILLIONS)

                                            1995       1994       1993       1992       1991
                                          --------   --------   --------   --------   --------
Operating Revenues......................  $14,540    $14,040    $13,580    $13,182    $12,768
Operating Expenses (1)..................   11,759     10,452     11,591     10,258     10,046
                                          --------   --------   --------   --------   --------
Operating Income........................    2,781      3,588      1,989      2,924      2,722
Interest Expense........................      573        549        562        583        650
Other Income, net.......................       27         18         21         75          1
Provision for Income Taxes..............      818      1,105        461        801        647
Extraordinary Losses, net of tax (2)....   (2,796)     --           (87)       (41)     --
Accounting Change, net of tax...........    --         --           (65)     --         --
                                          --------   --------   --------   --------   --------
  Net Income (Loss).....................  $(1,379)   $ 1,952    $   835    $ 1,574    $ 1,426
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------
Total Assets............................  $23,933    $27,372    $27,095    $26,442    $26,322
Capital Expenditures....................  $ 3,123    $ 2,971    $ 2,995    $ 2,846    $ 2,747
Long-Term Debt..........................  $ 6,853    $ 6,512    $ 6,547    $ 6,336    $ 6,403
Ratio of Earnings to Fixed Charges......     4.38       5.68       3.17       4.53       3.86
Return to Average Common Equity.........   (14.36%)    18.02%      7.32%     13.78%     12.49%
Debt Ratio at End of Period (3).........    51.87%     41.01%     41.29%     38.46%     38.17%

Telephone Employees (4).................   68,585     73,764     77,958     79,453     79,743
Other Operations Employees..............    2,797      2,944      3,457      3,413      2,502
                                          --------   --------   --------   --------   --------
  Total Employees.......................   71,382     76,708     81,415     82,866     82,245
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------

Telephone Employees per 10,000 Access
 Lines..................................     32.5       36.5       40.3       42.6       44.1

Business Volumes: (5)
Network Access Lines in Service
 (thousands)............................   21,133     20,220     19,333     18,650     18,035
Access Minutes of Use (millions):
  Interstate............................   62,411     57,778     53,345     50,546     47,255
  Intrastate............................   19,197     16,888     15,261     13,994     13,238
Toll Messages (millions)................    1,374      1,559      1,511      1,462      1,504

------------------------
(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663. Operating Expenses for 1993 include a charge for restructuring of $1,136, which reduced net income by $697. See Note J to the Consolidated Financial Statements.

(2) For 1995, reflects charges of $2,718 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" and $78 related to the refinancing of long-term debt issues. See Notes B and F to the Consolidated Financial Statements.

(3) The debt ratio at December 31, 1995 has been adjusted to exclude $485 of debentures to be redeemed in January 1996.

(4)  Telephone employees exclude those employees in BellSouth
     Telecommunications'  subsidiaries   which   are  unrelated   to   telephone
     operations.

(5) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

    Approximately 86% of BellSouth Telecommunications' Total Operating Revenues for the years ended December 31, 1995 and 1994 were from wireline services. Charges for local, access and toll services for the year ended December 31, 1995 accounted for approximately 59%, 33% and 8%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from directory publishing fees, sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS

                                                                 1995       1994      % CHANGE
                                                               ---------  ---------  ----------
Income Before Extraordinary Losses...........................  $   1,417  $   1,952      (27.4)
Extraordinary Loss for Discontinuance of SFAS No. 71, net of
 tax.........................................................     (2,718)    --          --
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax.........................................................        (78)    --          --
                                                               ---------  ---------
Net Income (Loss)............................................  $  (1,379) $   1,952      --
                                                               ---------  ---------
                                                               ---------  ---------

    For a discussion of the extraordinary losses in 1995, see "Extraordinary Losses" below.

    Income Before Extraordinary Losses decreased $535 (27.4%) compared to 1994. The decrease was primarily due to a work force reduction charge in 1995 of $663 (after tax). For a discussion of such charge, see "Operating Expenses -- Work Force Reduction/Restructuring Charges" below. The decrease was partially offset by revenue growth, driven by continued growth of access lines, and cost control measures, including salary and wage savings attributable to the restructuring plan initiated in 1993.

    See "Other Matters -- Affiliated Transactions."

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (thousands):

                                                        1995       1994      % CHANGE
                                                      ---------  ---------  ------------
By Type:
  Residence.........................................     14,653     14,195        3.2%
  Business..........................................      6,225      5,771        7.9
  Other.............................................        255        254        0.4
                                                      ---------  ---------
      Total.........................................     21,133     20,220        4.5
                                                      ---------  ---------
                                                      ---------  ---------
By State:
  Florida...........................................      5,597      5,350        4.6
  Georgia...........................................      3,550      3,354        5.8
  Tennessee.........................................      2,435      2,337        4.2
  Louisiana.........................................      2,108      2,037        3.5
  North Carolina....................................      2,101      1,994        5.4
  Alabama...........................................      1,792      1,726        3.8
  South Carolina....................................      1,292      1,244        3.9
  Mississippi.......................................      1,158      1,118        3.6
  Kentucky..........................................      1,100      1,060        3.8
                                                      ---------  ---------
      Total.........................................     21,133     20,220        4.5
                                                      ---------  ---------
                                                      ---------  ---------

    The total number of access lines in service since December 31, 1994 increased by approximately 913,000 (4.5%) to 21,133,000, compared to a 4.6% rate of increase in 1994. Business and residence access lines increased by 7.9% and 3.2%, respectively, compared to growth rates of 7.1% and 3.7% in 1994. The number of second residence lines, included in total residence lines, increased by 220,000 (20.9%) to 1,271,000 and accounted for approximately 48.0% and 24.1% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1994. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

    Access Minutes of Use (millions):

                                                        1995       1994      % CHANGE
                                                      ---------  ---------  ------------
Interstate..........................................     62,411     57,778        8.0%
Intrastate..........................................     19,197     16,888       13.7
                                                      ---------  ---------
  Total.............................................     81,608     74,666        9.3
                                                      ---------  ---------
                                                      ---------  ---------

    Access  minutes  of  use  represent   the  volume  of  traffic  carried   by
interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1995, total access minutes of use increased by 6,942 million (9.3%) compared to an increase of 8.8% in 1994. The 1995 increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' network. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                          1995       1994       % CHANGE
                                                        ---------  ---------  -------------
Toll Messages (millions)..............................      1,374      1,559       (11.9%)

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Toll messages decreased by 185 million (11.9%) in 1995 compared to an increase of

3.2% in 1994. The decrease in 1995 was primarily attributable to the expansion of local area calling plans in Florida, Georgia, South Carolina, North Carolina and Mississippi. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition from the interchange carriers in the intraLATA toll market, will adversely impact future toll message volumes. Local area calling plans and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

OPERATING REVENUES

    Total Operating Revenues increased $500 (3.6%) in 1995. The components of Total Operating Revenues were as follows:

                                                     1995       1994      % CHANGE
                                                   ---------  ---------  -----------
Local Service....................................  $   7,294  $   6,863        6.3%
Interstate Access................................      3,275      3,127        4.7
Intrastate Access................................        884        908       (2.6)
Toll.............................................      1,009      1,190      (15.2)
Other............................................      2,078      1,952        6.5
                                                   ---------  ---------
  Total Operating Revenues.......................  $  14,540  $  14,040        3.6
                                                   ---------  ---------
                                                   ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and secondary central office feature services, such as custom calling features and custom dialing packages. (Revenues from cellular interconnection and other mobile services are included in Other operating revenues for both periods presented.) Local Service revenues increased $431 (6.3%) in 1995.

    The increase in 1995 was due primarily to an increase of 913,000 access lines since December 31, 1994, an increase of $107 due to higher customer demand for TouchStar-Registered Trademark- and Custom Calling services, and the effect of expanded local area calling plans. The increase in 1995 was partially offset by net rate reductions since December 31, 1994 of approximately $46.

    INTERSTATE ACCESS revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states. Interstate Access revenues increased $148 (4.7%) in 1995.

    The increase for 1995 was due primarily to growth in minutes of use of 8.0%, an increase in end-user charges of $52 attributable to growth in the number of access lines in service and an increase of $42 due to higher demand for special access services. The 1995 increase was partially offset by net rate reductions since December 31, 1994 of approximately $58.

    See "Operating Environment and Trends of the Business."

    INTRASTATE ACCESS revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. In 1995, Intrastate Access revenues decreased $24 (2.6%). Such decrease was due primarily to net rate reductions of $100, partially offset by 13.7% growth in minutes of use.

    TOLL revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $181 (15.2%) in 1995.

    The decrease was due primarily to a decline in toll messages of 11.9%. The decline in toll messages reflects the expansion of local area calling plans and increased competition from interexchange carriers. The overall decline in toll revenues is expected to continue over the long term.

    OTHER revenues are principally comprised of revenues from publishing rights fees, customer premises equipment (CPE) sales and maintenance services, billing and collection services, cellular interconnect services and other nonregulated services (primarily inside wire services). Other revenues increased $126 (6.5%) in 1995.

    The increase was due primarily to reduced levels of revenue reduction accruals related to potential sharing under certain state regulatory plans coupled with the reclassification of certain such accruals to Local Service revenues, the combined effect of which increased Other revenues by approximately $76. The increase was also due to approximately $41 resulting from higher demand for voice messaging and inside wire services and an overall increase of $83 in directory publishing fees. The increase was partially offset by a reduction of $37 in revenues from billing and collection services and by approximately $33 related to the sale in April 1994 of the out-of-region CPE sales and service operations.

    See "Other Matters -- Affiliated Transactions."

OPERATING EXPENSES

    Primarily as a result of the work force reduction charge in 1995, Total Operating Expenses increased $1,307 (12.5%) in 1995. The components of Total Operating Expenses were as follows:

                                                     1995       1994      % CHANGE
                                                   ---------  ---------  ------------
Depreciation and Amortization....................  $   3,065  $   2,954        3.8%
                                                   ---------  ---------
Other Operating Expenses:
  Cost of Services and Products..................      5,268      5,235        0.6
  Selling, General and Administrative............      2,344      2,263        3.6
                                                   ---------  ---------
                                                       7,612      7,498        1.5
                                                   ---------  ---------
  Subtotal.......................................     10,677     10,452        2.2
  Work Force Reduction/Restructuring Charges.....      1,082     --           --
                                                   ---------  ---------
    Total Operating Expenses.....................     11,759  $  10,452       12.5
                                                   ---------  ---------
                                                   ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $111 (3.8%) in 1995. The increase was due primarily to higher levels of property, plant and equipment since December 31, 1994 resulting from sustained growth in the customer base and continued modernization of the network. For a discussion of the impact of discontinuance of SFAS No. 71 on depreciation expense in 1995 and 1996, see "Extraordinary Losses -- Discontinuance of SFAS No. 71" below.

    OTHER OPERATING EXPENSES are comprised of Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses increased $114 (1.5%) in 1995.

    The increase for the period was due primarily to volume growth, partially offset by a decrease of approximately $130 for labor costs, including expenses for employee benefits, in the core wireline business. The decrease in such labor costs reflects employee reductions attributable to the restructuring plan begun in 1993, partially offset by annual compensation increases for management and represented employees.

    WORK FORCE REDUCTION/RESTRUCTURING CHARGES. In the fourth quarter of 1995, BellSouth Telecommunications recognized a pretax charge of $1,082 ($663 after tax), comprised of $942 ($577 after tax) related to planned work force reductions by the end of 1997, $85 ($52 after tax) for expected severance benefit payments after 1997 and $55 ($34 after tax) for additional net curtailment losses related to employee reductions under the restructuring plan initiated in 1993.

    Each component of the overall 1995 work force reduction charge, as well as the 1993 restructuring charge, is discussed below.

    1995 WORK FORCE REDUCTION CHARGE. In connection with a previously-disclosed plan to significantly reduce its work force by the end of 1997, BellSouth recorded a pretax charge of $942 in the fourth quarter of 1995. Under this plan, BellSouth Telecommunications expects to reduce the work force of the core wireline business by approximately 11,300 employees by the end of 1997 including a reduction of 800 employees which occurred in December 1995.

    The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations.

    The $942 pretax charge is comprised of approximately $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and approximately $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions.

    Once the plan to reduce 11,300 employees is completed, annual employee cost savings are estimated to be approximately $560. Such annual savings will be partially offset by increased costs of approximately $60 for outsourced services.

    POSTEMPLOYMENT BENEFITS CHARGE. The pretax charge of $85 represents estimated future postemployment severance benefits to be paid after 1997, also in accordance with the provisions of SFAS No. 112. This component is based on BellSouth Telecommunications' belief that work force reductions will continue under existing separation plans, although at reduced separation benefit levels.

    1993 RESTRUCTURING OF TELEPHONE OPERATIONS. During 1993, BellSouth Telecommunications recognized a $1,136 restructuring charge in connection with a plan to redesign, consolidate and streamline the fundamental processes and work activities in its telephone operations. Consistent with previously-disclosed expectations, the restructuring was completed in 1995, about one year earlier than initially planned.

    As a part of the restructuring, BellSouth Telecommunications consolidated and centralized its existing operations. These efforts involved redesign of key work processes and the design of new processes that facilitated the consolidation of service functions and the reduction of 10,200 employees.

    Since inception of the restructuring plan, total employee reductions were approximately 10,200, including 5,000 since December 31, 1994. As a result of employee reductions in 1994 and 1995, employee-related expenses, included as a component of operating expenses, for the year 1995 were reduced by approximately $180 compared to the 1994 level. The cumulative reduction of 10,200 employees since inception of the plan reduced 1995 employee-related expenses by approximately $375. For the year 1996, the cumulative employee reductions under the plan are projected to reduce employee-related expenses by approximately $600.

    A summary of employee reductions and expenditures through December 31, 1995 under the 1993 restructuring plan is as follows:

                                                        1993       1994       1995       TOTAL
                                                      ---------  ---------  ---------  ---------
Employee Reductions.................................      1,300      3,900      5,000     10,200
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Expenditures By Component:
  Consolidation and Elimination of Operations.......  $      15  $     165  $     231  $     411
  Systems...........................................     --            170        244        414
  Employee Separation...............................         38        134        251        423
                                                      ---------  ---------  ---------  ---------
    Total...........................................  $      53  $     469  $     726  $   1,248
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Expenditures By Type:
  Cash..............................................  $      53  $     390  $     648  $   1,091
  Noncash...........................................         --         79         78        157
                                                      ---------  ---------  ---------  ---------
    Total...........................................  $      53  $     469  $     726  $   1,248
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Capital Expenditures (not included in above
 expenditures)......................................  $      --  $     204  $     250  $     454
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

    Total expenditures of $1,248 include $55 of additional net curtailment losses resulting from a greater number of retirement-eligible employees separating under the plan than originally expected. These additional net curtailment losses were included in the 1995 work force reduction charge discussed above.

    At inception of the restructuring plan in 1993, the projected employee reductions and expenditures for each component of the charge by year were as follows:

                                             1993       1994       1995       1996       TOTAL
                                           ---------  ---------  ---------  ---------  ---------
Employee Reductions......................      1,300      3,700      2,900      2,300     10,200
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
Consolidation and Elimination of
 Operations..............................  $      15  $     185  $      87  $      56  $     343
Systems..................................     --            185        156         84        425
Employee Separation......................         38        143        105         82        368
                                           ---------  ---------  ---------  ---------  ---------
  Total..................................  $      53  $     513  $     348  $     222  $   1,136
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------

OTHER INCOME STATEMENT ITEMS

                                                                  1995       1994       % CHANGE
                                                                ---------  ---------  ------------
Interest Expense..............................................  $     573  $     549         4.4%
Other Income, net.............................................         27         18        50.0
Provision for Income Taxes....................................        818      1,105       (26.0)

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest expense increased $24 (4.4%) in 1995. The increase was primarily attributable to higher average interest rates on short-term borrowings and higher average debt levels for long-term borrowings. The average interest rate on long-term borrowings was slightly lower in 1995 compared to 1994, reflecting the initial impact of 1995 debt refinancings at more favorable interest rates.

    PROVISION FOR INCOME TAXES decreased $287 (26.0%) in 1995. BellSouth Telecommunications' effective tax rates were 36.6% and 36.2% in 1995 and 1994, respectively. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note K. A discussion of the 1993 adoption of SFAS No. 109, "Accounting for Income Taxes," also is included therein.

EXTRAORDINARY LOSSES
    DISCONTINUANCE OF SFAS NO. 71. As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71 for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will not be generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter of 1995, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for nonregulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reports its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

    Recent changes in its regulatory framework and the simultaneous elimination of legal and regulatory barriers for its competitors both support discontinuance of SFAS No. 71. In the regulatory arena, implementation of price regulation has been and continues to be a cornerstone in BellSouth Telecommunications' corporate strategy. Due in part to this strategy, changes in the regulatory framework are now being implemented (see "Operating Environment and Trends of the Business"). As a result of such changes, a significant portion of BellSouth Telecommunications' revenue will no longer be regulated based on the recovery of specific costs. Furthermore, BellSouth Telecommunications expects that competition in its local exchange markets will accelerate. The removal of legal and regulatory barriers is expected to encourage potential competitors to accelerate deployment of competing networks to either compete directly for local service or to bypass the BellSouth Telecommunications network for long distance access. Potential competitors have continued to make investments in wireless licenses, cable properties and enhanced interexchange networks, which serves as further evidence of increased competition.

    In connection with the discontinuance of SFAS No. 71, the average depreciable lives of significant categories of long lived telephone plant were reduced to more closely reflect the economic and technological lives. The application of such shorter lives does not result in a material increase in depreciation expense.

    See Note B to the Consolidated Financial Statements.

    EARLY EXTINGUISHMENT OF DEBT. During 1995 and 1993, BellSouth Telecommunications recognized extraordinary losses of $78 (net of a current tax benefit of $49) and $87 (net of a current tax benefit of $59), respectively, related to the early extinguishment of outstanding debt issues. See Note F to the Consolidated Financial Statements.

FINANCING ACTIVITY
    During 1995, BellSouth Telecommunications issued $300 of long-term debt and, with net proceeds, refinanced outstanding short-term debt. Also during 1995, BellSouth Telecommunications issued approximately $1,900 of long-term debt to refinance $1,885 of outstanding long-term debentures, including $485 of debentures redeemed in January 1996. The funds to redeem the $485 of debentures in January 1996 are included in Cash and Cash Equivalents in the Consolidated Balance Sheet at December 31, 1995. In addition, Cash and Cash Equivalents includes $500 which was used to redeem commercial paper on January 2, 1996.

    BellSouth Telecommunications has committed credit lines aggregating $1,240 with various banks. BellSouth Telecommunications also maintains uncommitted credit lines of $75. There were no borrowings under the lines of credit at December 31, 1995. As of February 15, 1996, shelf registration statements were on file with the Securities and Exchange Commission under which approximately $1,200 of long-term debt securities could be publicly offered.

    BellSouth Telecommunications' debt to total capitalization ratio, adjusted to exclude the $485 of debentures redeemed in January 1996, increased to 51.9% at December 31, 1995 from 41.0% at December 31, 1994. The increase was primarily caused by the reduction in equity due to the extraordinary loss from the discontinuance of SFAS No. 71.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services and other issues. BellSouth's primary regulatory focus continues to be directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. BellSouth Telecommunications believes that price regulation, whereby prices of basic local exchange services are regulated based on factors other than rate of return and prices for other products and services are based on market factors, is a logical progression to competitive fairness and provides advantages for consumers. While price regulation plans limit the amount of increases in prices for specified services, such plans enhance the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition and enable it to more fully benefit from productivity enhancements. Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in Alabama, Florida (although a sharing requirement exists at least through 1996), Georgia, Kentucky, Mississippi, South Carolina and Tennessee, and approval of a price regulation plan is pending in North Carolina. In addition, BellSouth Telecommunications has filed a proposed price regulation plan in Louisiana. At the federal level, BellSouth Telecommunications is operating under an interim price regulation plan established by the Federal Communications Commission (FCC) in 1995. This plan provided a productivity option, which BellSouth Telecommunications selected, that eliminated both earnings limitations and sharing requirements. The FCC is expected to consider further the interim rules as well as other issues related to competition, streamlined regulation and other matters contained in the Telecommunications Act of 1996 (the 1996 Act). A final order is expected to be issued in 1996.

    ECONOMY. The nation's output of goods and services, which grew 4% in 1994, expanded 3.2% in 1995. Employment in nonfarm business establishments grew 2.3% during the year and the unemployment rate averaged 5.6%. The nine-state region served by BellSouth Telecommunications wireline telephone business outperformed the nation again in 1995. The number of jobs in nonfarm businesses grew 2.8% as the unemployment rate averaged 5.1% for the year. Real income expanded at an estimated 4.5% rate. Net in-migration added approximately 375,000 persons, accounting for half of the region's population growth. The demand for telecommunications services in the region reflected the strength of its economic and population growth. While the economic expansion is expected to continue through 1996, boosted in Georgia in particular by the Olympic games to be held in July and August, tight labor markets, slow labor force growth and modest productivity growth will likely result in slower output growth. Its cost advantages and strong net in-migration promise to keep the region's economic performance comparatively better than the nation's and to bring increased demand for telecommunications services. However, increasing competition makes BellSouth Telecommunications' financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater demand elasticities for its products and services.

    COMPETITION. Developments in the telecommunications marketplace continue to indicate that a technological convergence is occurring in the telephone, cable and broadcast television, computer, entertainment and information services industries. The technologies utilized and being developed in these industries are able to provide multiple and integrated communications offerings. A number of large companies, including AT&T Corp. (AT&T) and the other major interexchange carriers, other Bell Holding Companies and cable and other video and entertainment companies, have completed acquisitions and entered into business alliances that will ultimately intensify and expand competition for local and toll communications and other services currently provided over BellSouth Telecommunications' networks. Other competitors have announced plans to build, and in certain locations have begun construction of, local phone connections and private networks that would permit business and residential customers to bypass the facilities of local telephone companies, including those of BellSouth Telecommunications in certain cities in its service territory.

    In conjunction with the approval of state price regulation plans, competition for local service has been authorized by legislative or regulatory action in Alabama, Florida, Georgia, North Carolina and Tennessee, and
proceedings to consider local service competition are pending in Kentucky, Louisiana and Mississippi. In addition, the 1996 Act preempts state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare. AT&T, MCI Telecommunications Corporation (MCI), U S West, Inc. (U S West) and a number of other carriers have filed applications and have announced their intent to provide local service in many of the areas in which BellSouth Telecommunications provides service. The new legislation allows for the Bell Holding Companies, including BellSouth, to compete for interLATA toll business in states outside their local service territories prior to the time that such companies can offer interLATA toll services in states within their local service territories. BellSouth expects Bell Holding Companies and interexchange carriers, including AT&T and MCI, to compete for interLATA toll service and local service business. Those competitors that choose to provide local service predominantly over their own facilities may bundle local and toll service offerings. Such services could be provided before BellSouth becomes eligible to provide interLATA service within the states in its region.

    Notwithstanding the risks associated with increased competition, BellSouth and BellSouth Telecommunications will have opportunities to benefit from entry into new business markets. For example, the presence of competition will allow the entry by BellSouth into interLATA wireline businesses under provisions contained in the new federal telecommunications legislation. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings may include interLATA services, information services and video and electronic commerce services. As a part of this strategy, BellSouth is conducting a trial of video dial tone services; acquiring broadband PCS licenses in certain areas of its wireline territories; and forming business alliances and partnerships, both domestically and internationally, related to the provision of interactive and traditional video programming services as well as wireless and wireline communications services.

    As a result of the 1996 Act, BellSouth is freed from many of the laws, regulations and judicial restrictions (including the Modification of Final Judgment) that constrained the provision of voice, data and video communications throughout its wireline service territory and elsewhere. The FCC has commenced rulemaking proceedings relating to the provision of interLATA service by the Bell Holding Companies. After necessary federal and state proceedings, BellSouth may apply to the FCC to offer interLATA wireline services within its nine-state region, and the FCC must act on such application within 90 days. The FCC must grant such application if it determines that BellSouth (a) has met a competitive checklist; (b) has shown (i) the presence of facilities-based competition for residential and business local service or (ii) in the absence thereof, a statement of the terms under which it would be willing to interconnect with a competitive local carrier; (c) will operate consistently with the separate subsidiary requirement; and (d) will meet the 1996 Act's public interest requirement in so offering the services on the foregoing conditions.

    BellSouth is not required to obtain such FCC approval prior to offering out-of-region interLATA wireline services. BellSouth plans to offer interLATA wireline service within its nine-state territory as soon as possible after completion of FCC and state regulatory proceedings, expected to be concluded in late 1996 or early 1997; however, no assurance can be provided with respect to when BellSouth will be authorized to initiate such interLATA wireline service. BellSouth has no plans to offer out-of-region interLATA wireline services on a significant scale.

    After some modifications to its network and operating systems, wireline interLATA services can be offered by BellSouth Telecommunications. However, many of the telecommunications services that BellSouth Telecommunications may provide may be subject to extensive regulations to be adopted by the FCC and state regulatory commissions.

    The 1996 Act allows, without additional approval, BellSouth to market its wireless services jointly with its wireline local exchange services; before, separate marketing was required for cellular services. In addition, such joint marketing will include interLATA wireline services in the nine-state territory when authorized. BellSouth expects to begin a joint marketing trial for wireline local exchange and cellular services later in 1996.

    As another part of its competitive strategy, BellSouth Telecommunications has completed a 1993 restructuring plan to streamline its telephone operations and to improve its overall cost structure and has undertaken a plan to further reduce its work force by the end of 1997. BellSouth Telecommunications is continuing to seek additional ways to better enhance customer service and productivity and to further improve its cost structure. As a result of these ongoing efforts, additional changes to fundamental business processes and work activities are expected.

OTHER MATTERS

    CWA CONTRACTS. In October 1995, members of the Communications Workers of America (CWA) ratified new three-year contracts with BellSouth Telecommunications. These contracts were effective in August 1995. The contracts include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provided a cash payment of one thousand one hundred dollars to each eligible employee upon ratification and provides payments of one thousand one hundred dollars per eligible employee in either cash or BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

    ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which BellSouth Telecommunications is required to adopt effective January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS No. 121 is not expected to have a material impact on BellSouth Telecommunications' financial position, annual operating results or cash flows.

    AFFILIATED  TRANSACTIONS.   BellSouth  Telecommunications has  a contractual
agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO publishes certain telephone directories and in return pays publication fees to BellSouth Telecommunications for publishing rights and other services. For the years ended December 31, 1995, 1994 and 1993, these fees, included in Other Operating Revenue, were $721, $638 and $616, respectively.

    In response to changes in the telecommunications environment and to enhance competitive flexibility, BellSouth Telecommunications and BAPCO intend to establish a new contract, based on fees for services rendered between the companies, to be effective for all or part of the region during the first quarter of 1996. The new contract is expected to generate fees of about $75 for BellSouth Telecommunications in 1996, resulting in projected BellSouth Telecommunications' 1996 revenues of about $625 less than they would have been under the old contract.

    Based on discussions with debt rating agencies, BellSouth Telecommunications does not believe that this contractual change will affect its credit ratings. In addition, because BellSouth Telecommunications and BAPCO are wholly-owned subsidiaries, BellSouth's consolidated financial results will not be affected by this change.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal control and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1995, the system of internal controls was adequate to accomplish the objectives discussed herein.

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

/s/ Jere A. Drummond                      /s/ Patrick H. Casey
PRESIDENT AND CHIEF EXECUTIVE OFFICER     VICE PRESIDENT AND COMPTROLLER

February 5, 1996

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee of the Board of Directors consists of two members who are neither officers nor employees of BellSouth Telecommunications. The Audit Committee met four times during 1995 and reviewed with the Chief Corporate Auditor, Coopers & Lybrand L.L.P., and management current audit activities, plans and the results of selected internal audits. The Audit Committee also reviewed the objectivity of the financial reporting process and the adequacy of internal controls. The Audit Committee recommended the appointment of the independent accountants and considered factors relating to their independence. The Chief Corporate Auditor and Coopers & Lybrand L.L.P. each met privately with the Audit Committee on occasion to encourage confidential discussions as to any auditing matters.

                                          /s/ Harry M. Lightsey, Jr.
                                          CHAIRMAN, AUDIT COMMITTEE
February 5, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note B to the consolidated financial statements, BellSouth Telecommunications discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995. Also, as discussed in Notes I and K to the consolidated financial statements, BellSouth Telecommunications changed its method of accounting for postretirement benefits other than pensions, postemployment benefits, and income taxes in 1993.

                                          /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 5, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Telecommunications, Inc. on Form S-3 (File Nos. 33-63661 and 33-00649) of our report dated February 5, 1996, which includes an explanatory paragraph stating that the Company discontinued accounting for its operation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995, and changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes in 1993, on our audits of the consolidated financial statements of BellSouth Telecommunications, Inc. listed in Item 14(a) of this Form 10-K.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 27, 1996

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN MILLIONS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                     1995          1994          1993
                                                                                   ---------     ---------     ---------
Operating Revenues:
  Local service................................................................    $   7,294     $   6,863     $   6,577
  Interstate access............................................................        3,275         3,127         2,991
  Intrastate access............................................................          884           908           882
  Toll.........................................................................        1,009         1,190         1,220
  Other........................................................................        2,078         1,952         1,910
                                                                                   ---------     ---------     ---------
    Total Operating Revenues...................................................       14,540        14,040        13,580
                                                                                   ---------     ---------     ---------
Operating Expenses:
  Cost of services and products................................................        5,268         5,235         5,170
  Depreciation and amortization................................................        3,065         2,954         2,903
  Selling, general and administrative..........................................        2,344         2,263         2,382
  Work force reduction/restructuring charges (Note J)..........................        1,082        --             1,136
                                                                                   ---------     ---------     ---------
    Total Operating Expenses...................................................       11,759        10,452        11,591
                                                                                   ---------     ---------     ---------
Operating Income...............................................................        2,781         3,588         1,989
Interest Expense...............................................................          573           549           563
Other Income, net..............................................................           27            18            22
                                                                                   ---------     ---------     ---------
Income Before Income Taxes, Extraordinary Losses
 and Cumulative Effect of Change in Accounting Principle.......................        2,235         3,057         1,448
Provision for Income Taxes (Note K)............................................          818         1,105           461
                                                                                   ---------     ---------     ---------
Income Before Extraordinary Losses and Cumulative
 Effect of Change in Accounting Principle......................................        1,417         1,952           987
Extraordinary Loss for Discontinuance of SFAS No. 71,
 net of tax (Note B)...........................................................       (2,718)       --            --
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note F)...........................................................          (78)       --               (87)
Cumulative Effect of Change in Accounting Principle,
 net of tax (Note I)...........................................................       --            --               (65)
                                                                                   ---------     ---------     ---------
    Net Income (Loss)..........................................................    $  (1,379)    $   1,952     $     835
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------
Retained Earnings:
  At beginning of year.........................................................    $   3,522     $   3,180     $   3,967
  Net income (loss)............................................................       (1,379)        1,952           835
  Dividends declared...........................................................       (1,588)       (1,610)       (1,612)
  Other adjustments............................................................       --            --               (10)
                                                                                   ---------     ---------     ---------
  At end of year...............................................................    $     555     $   3,522     $   3,180
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents................................................................  $   1,084  $      94
  Accounts receivable, net of allowance for uncollectibles of $94 and $82..................      2,941      2,317
  Material and supplies....................................................................        347        375
  Other current assets.....................................................................        281        380
                                                                                             ---------  ---------
    Total Current Assets...................................................................      4,653      3,166
                                                                                             ---------  ---------
Investments In and Advances to Affiliates (Note C).........................................        279        249
Property, Plant and Equipment, net (Note D)................................................     18,744     23,515
Deferred Charges and Other Assets..........................................................        257        442
                                                                                             ---------  ---------
    Total Assets...........................................................................  $  23,933  $  27,372
                                                                                             ---------  ---------
                                                                                             ---------  ---------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Debt maturing within one year: (Note F)
    Debentures to be redeemed in January 1996..............................................  $     485  $  --
    Other..................................................................................      1,780      1,218
  Accounts payable.........................................................................      1,332      1,122
  Other current liabilities (Note E).......................................................      1,934      2,502
                                                                                             ---------  ---------
    Total Current Liabilities..............................................................      5,531      4,842
                                                                                             ---------  ---------
Long-Term Debt (Note F)....................................................................      6,853      6,512
                                                                                             ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes........................................................      1,000      2,992
  Unamortized investment tax credits.......................................................        355        443
  Other liabilities and deferred credits (Note G)..........................................      2,227      1,658
                                                                                             ---------  ---------
    Total Deferred Credits and Other Liabilities...........................................      3,582      5,093
                                                                                             ---------  ---------
Shareholder's Equity:
  Common stock, one share, no par value....................................................      7,412      7,403
  Retained earnings........................................................................        555      3,522
                                                                                             ---------  ---------
    Total Shareholder's Equity.............................................................      7,967     10,925
                                                                                             ---------  ---------
      Total Liabilities and Shareholder's Equity...........................................  $  23,933  $  27,372
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1995        1994        1993
                                                                                ----------  ----------  ----------
Cash Flows from Operating Activities:
  Net income (loss)...........................................................  $   (1,379) $    1,952  $      835
  Adjustments to net income (loss):
    Extraordinary loss for discontinuance of SFAS No. 71......................       4,449      --          --
    Extraordinary loss on early extinguishment of debt........................         127      --             145
    Payment of call premium...................................................         (74)     --            (100)
    Change in accounting principle............................................      --          --             108
    Work force reduction/restructuring charges................................       1,082      --           1,136
    Depreciation..............................................................       3,065       2,950       2,900
    Provision for losses on bad debts.........................................         124         111         129
    Deferred income taxes and unamortized investment tax credits..............      (1,973)        (35)       (718)
    Change in accounts receivable and other current assets....................        (454)       (483)       (673)
    Change in accounts payable and other current liabilities..................        (632)       (400)        142
    Change in deferred charges and other assets...............................         (33)         78         273
    Change in other liabilities and deferred credits..........................          62         299         148
    Other reconciling items, net..............................................           3         (14)        (68)
                                                                                ----------  ----------  ----------
      Net cash provided by operating activities...............................       4,367       4,458       4,257
                                                                                ----------  ----------  ----------

Cash Flows from Investing Activities:
  Capital expenditures........................................................      (3,123)     (2,971)     (2,995)
  Proceeds from disposals of property, plant and equipment....................          30          80          87
  Purchase of BellSouth Common Stock..........................................         (19)     --            (200)
  Other investing activities, net.............................................         (10)         43          14
                                                                                ----------  ----------  ----------
      Net cash used for investing activities..................................      (3,122)     (2,848)     (3,094)
                                                                                ----------  ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from short-term borrowings.........................................      14,410      13,100      10,866
  Repayments of short-term borrowings.........................................     (13,817)    (13,003)    (10,645)
  Proceeds from long-term debt................................................       2,202      --           2,911
  Repayments of long-term debt................................................      (1,430)     --          (2,778)
  Advances from parent and affiliates.........................................         613         435         360
  Repayments of advances from parent and affiliates...........................        (610)       (437)       (357)
  Dividends paid to parent....................................................      (1,594)     (1,621)     (1,587)
  Equity investment of parent.................................................           9         (59)         29
  Other financing activities, net.............................................         (38)        (15)        (11)
                                                                                ----------  ----------  ----------
      Net cash used for financing activities..................................        (255)     (1,600)     (1,212)
                                                                                ----------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents..........................         990          10         (49)
Cash and Cash Equivalents at Beginning of Period..............................          94          84         133
                                                                                ----------  ----------  ----------
Cash and Cash Equivalents at End of Period....................................  $    1,084  $       94  $       84
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES

    ORGANIZATION. BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

    BellSouth Telecommunications' Operating Revenues were primarily from wireline services. Charges for local, access and toll services for the year ended December 31, 1995 accounted for approximately 59%, 33% and 8%, respectively, of those wireline revenues. The remainder of BellSouth Telecommunications' Operating Revenues were derived principally from directory publishing fees, sales and maintenance of customer premises equipment and other nonregulated services.

    BASIS OF PRESENTATION AND ACCOUNTING. The consolidated financial statements include the accounts of BellSouth Telecommunications and subsidiaries in which it has a controlling financial interest presented in accordance with Generally Accepted Accounting Principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

    Effective June 30, 1995, BellSouth Telecommunications discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note B for further discussion of the impacts of discontinuance of SFAS No. 71.

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

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When such plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. Other depreciable plant is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains and losses on disposal of other depreciable plant are recognized in the year of disposition as an element of other nonoperating income.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
access and toll, are recognized monthly as services are provided. Directory publishing fees are recognized upon publication of the related directories by an affiliated company. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $124, $111 and $129 for the years ended December 31, 1995, 1994 and 1993, respectively.

    Revenues from services provided to AT&T Corp., BellSouth Telecommunications' largest customer, were approximately 12%, 13% and 16% of consolidated operating revenues for 1995, 1994 and 1993, respectively.

    MAINTENANCE AND REPAIRS.   The  cost of  maintenance and  repairs of  plant,
including   the  cost  of  replacing   minor  items  not  effecting  substantial
betterments, is charged to operating expenses.

    INCOME TAXES. The balance sheet reflects deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the balance sheet in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

    For financial reporting purposes, BellSouth Telecommunications is amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the provision for income taxes over the estimated useful lives of the assets to which the credits relate.

NOTE B -- DISCONTINUANCE OF SFAS NO. 71
    As a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded during the second quarter 1995 that it is no longer appropriate to prepare its external financial results using the accounting method required for regulated enterprises. BellSouth Telecommunications believes that, based on recent changes in the regulatory framework and the increasing level of competition, it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of
Regulation," for financial reporting purposes. Discontinuance was required because most of BellSouth Telecommunications' revenues will not be generated under cost-based regulation and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers due to the expected levels of future competition. Accordingly, in the second quarter, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge are as follows:

                                           PRETAX    AFTER TAX
                                          ---------  ---------
Reduction in recorded value of long
 lived telephone plant..................  $  (4,896) $  (3,002)
Full adoption of issue basis
 accounting.............................        317        194
Elimination of regulatory assets and
 liabilities............................        111         71
Partial adjustment to unamortized
 investment tax credits.................         19         19
                                          ---------  ---------
  Total.................................  $  (4,449) $  (2,718)
                                          ---------  ---------
                                          ---------  ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE B -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
    The reduction of telephone plant, $4,896 (pretax), was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Central Office Equipment:
  Digital switching................................................  $   1,305
  Circuit-other....................................................      1,291
                                                                     ---------
    Total Central Office Equipment.................................      2,596
                                                                     ---------
Outside Plant:
  Buried metallic cable............................................      1,345
  Aerial metallic cable............................................        630
  Underground metallic cable.......................................        325
                                                                     ---------
    Total Outside Plant............................................      2,300
                                                                     ---------
    Total..........................................................  $   4,896
                                                                     ---------
                                                                     ---------

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

    For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                                               COMPOSITE OF            ESTIMATED
                                                            REGULATOR-APPROVED      ECONOMIC ASSET
CATEGORY                                                  ASSET LIVES (IN YEARS)   LIVES (IN YEARS)
--------------------------------------------------------  -----------------------  -----------------
Digital switching.......................................              17.0                  10.0
Circuit-other...........................................              10.5                   9.1
Buried metallic cable...................................              20.0                  14.0
Aerial metallic cable...................................              20.0                  14.0
Underground metallic cable..............................              25.0                  12.0

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

    The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process, and were transitory in nature. The magnitude of

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE B -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
the regulatory assets and liabilities has been decreasing over time due to the ongoing amortization prescribed as a part of the adoption in 1988 of the Federal Communication Commission's (FCC) current Uniform System of Accounts. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

NOTE C -- INVESTMENTS IN AND ADVANCES TO AFFILIATES
    At December 31, 1995 and 1994, Investments In and Advances to Affiliates consists primarily of 8,132,474 and 7,532,398 shares of BellSouth common stock, respectively. During 1995 and 1993, grantor trusts established by BellSouth Telecommunications purchased for $19 and $200, respectively, such BellSouth common stock to provide partial funding for the benefits payable under certain nonqualified benefit plans. Dividend income earned from the BellSouth shares, included as a component of Other Income, net, was $11, $10 and $8 for 1995, 1994 and 1993, respectively.

NOTE D -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                           1995       1994
                                                                         ---------  ---------
Outside plant..........................................................  $  20,092  $  19,292
Central office equipment...............................................     16,132     15,443
Building and building improvements.....................................      2,879      2,785
Furniture and fixtures.................................................      2,408      2,216
Operating and other equipment..........................................        912        908
Station equipment......................................................        626        601
Plant under construction...............................................        304        289
Land...................................................................        168        162
                                                                         ---------  ---------
                                                                            43,521     41,696
Less: Accumulated depreciation.........................................     24,777     18,181
                                                                         ---------  ---------
  Total Property, Plant and Equipment, net.............................  $  18,744  $  23,515
                                                                         ---------  ---------
                                                                         ---------  ---------

    See Note B for a discussion of the discontinuance of SFAS No. 71 and its effect on Property, Plant and Equipment.

NOTE E -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                             1995       1994
                                                                           ---------  ---------
Advanced billing and customer deposits...................................  $     400  $     416
Compensated absences.....................................................        288        307
Salaries and wages payable...............................................        281        306
Postemployment benefits (see Note J).....................................        273     --
Interest and rents accrued...............................................        232        250
Taxes accrued............................................................        203        314
Dividends payable to parent..............................................        113        154
1993 Restructuring accrual (see Note J)..................................     --            615
Other....................................................................        144        140
                                                                           ---------  ---------
    Total Other Current Liabilities......................................  $   1,934  $   2,502
                                                                           ---------  ---------
                                                                           ---------  ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE F -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                          1995         1994
                                                                       -----------  -----------
Debentures to be Redeemed in January 1996............................  $     485    $   --
                                                                       -----------  -----------
Commercial paper.....................................................      1,775        1,181
Current maturities of long-term debt.................................          5           37
                                                                       -----------  -----------
Total Other Debt Maturing Within One Year                                  1,780        1,218
                                                                       -----------  -----------
    Total Debt Maturing Within One Year..............................  $   2,265    $   1,218
                                                                       -----------  -----------
                                                                       -----------  -----------
Weighted average interest rate at end of period:
  Commercial paper...................................................       5.83%        5.87%

    BellSouth Telecommunications has committed credit lines aggregating $1,240 with various banks. BellSouth Telecommunications also maintains uncommitted lines of credit of $75. There were no borrowings under the lines of credit at December 31, 1995. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

    LONG-TERM: The table below summarizes debt outstanding as of December 31. Interest rates and maturities are for amounts outstanding at December 31, 1995.

                                              CONTRACTUAL
                                               INTEREST
                                                 RATES       MATURITIES     1995       1994
                                             -------------  ------------  ---------  ---------
Debentures:                                  4 3/8%-6 3/4%     1997-2045  $   1,915  $   1,270
                                                 6.65%-7%           2095        626     --
                                                7%-8 1/4%      1996-2035      2,535      1,935
                                             8 1/2%-8 3/4%       --          --          1,400
                                                                          ---------  ---------
                                                                              5,076      4,605
Notes......................................     5 1/4%-7%      1998-2008      2,175      1,875
Other......................................                                     124        129
Unamortized discount, net of premium.......                                     (32)       (60)
                                                                          ---------  ---------
                                                                              7,343      6,549
Current maturities.........................                                    (490)       (37)
                                                                          ---------  ---------
    Total Long-Term Debt...................                               $   6,853  $   6,512
                                                                          ---------  ---------
                                                                          ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1995 are summarized below. Maturities after the year 2000 include $500 principal amount 6.65% debentures due in 2095. At December 31, 1995, such debentures had an accreted book value of $126.

                                     1996  1997   1998  1999  2000  THEREAFTER   TOTAL
                                     ----  ----   ----  ----  ----  ----------   ------
        Maturities.................  $490  $ 75   $570  $--   $375    $6,239     $7,749
                                     ----  ----   ----  ----  ----  ----------   ------
                                     ----  ----   ----  ----  ----  ----------   ------

    During 1995, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. The approximate $1,900 gross proceeds of debentures issued during the year to accomplish these refinancings are included in Long-Term Debt. Of the total $1,885 aggregate principal amount of debentures called for redemption during 1995, $1,400 had actually been redeemed

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE F -- DEBT (CONTINUED)
as of December 31, 1995. The remaining $485 of debentures, redeemed in January 1996, are included in the Consolidated Balance Sheet at December 31, 1995 as a separate component of Debt Maturing Within One Year.

    As a result of the early extinguishment of these issues, including the issues redeemed in January 1996, an extraordinary loss of $78 net of a current tax benefit of $49, was recognized in 1995. Also, during 1993, an extraordinary loss of $87, net of a current tax benefit of $59, was recognized due to early extinguishments of debt during that year.

    At December 31, 1995, a shelf registration statement was on file with the Securities and Exchange Commission under which approximately $100 of long-term debt securities could be publicly offered.

NOTE G -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                             1995       1994
                                                                           ---------  ---------
Postretirement benefits other than
 pensions (see Notes I and J)............................................  $     656  $      81
Postemployment benefits (see Note J).....................................        485        128
Accrued pension cost (see Notes I and J).................................        465        567
Compensation related.....................................................        354        307
Sharing accrual under FCC price cap plan.................................        186        141
Regulatory liability related to income taxes (see Note K)................     --            304
Other....................................................................         81        130
                                                                           ---------  ---------
    Total Other Liabilities and Deferred Credits.........................  $   2,227  $   1,658
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE H -- TRANSACTIONS WITH AFFILIATES
    BellSouth Telecommunications has a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO publishes certain telephone directories and in return pays publication fees to BellSouth Telecommunications for publishing rights and other services. For the years ended December 31, 1995, 1994 and 1993, these fees, included in Other Operating Revenue, were $721, $638 and $616, respectively.

    BellSouth Telecommunications and BAPCO intend to establish a new contract, based on fees for services rendered between the companies, to be effective for all or part of the region during the first quarter of 1996. The prices for such services have not yet been established, but are expected to result in a substantial reduction in payments to, and a commensurate reduction in revenues for, BellSouth Telecommunications.

    At December 31, 1995 and 1994, amounts receivable from affiliated companies were $8 and $21, respectively. Amounts payable to affiliated companies at December 31, 1995 and 1994, both short- and long-term, were $397 and $432, respectively.

NOTE I -- EMPLOYEE BENEFITS

    PENSION PLANS. Substantially all employees of BellSouth Telecommunications are covered by noncontributory defined benefit pension plans sponsored by BellSouth. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1995 and 1994 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and include the projected effect of future bargained-for improvements.

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

    Effective January 1, 1994, the nonrepresented cash balance plan was divided from one into four cash balance plans which allowed for costs to be accounted for more precisely based upon specific company demographic information. The plan division had no material impact on BellSouth Telecommunications' 1994 costs.

    The components of net pension income for the nonrepresented plan are summarized below:

                                                                            1995       1994
                                                                          ---------  ---------
Service cost -- benefits earned during the year.........................  $      68  $      81
Interest cost on projected benefit obligation...........................        328        325
Actual loss (return) on plan assets.....................................     (1,255)        58
Net amortization and deferral...........................................        788       (506)
                                                                          ---------  ---------
    Net pension income..................................................  $     (71) $     (42)
                                                                          ---------  ---------
                                                                          ---------  ---------

    The following table sets forth the funded status of the plan at December 31:

                                                                             1995       1994
                                                                           ---------  ---------
Actuarial present value of:
  Vested benefit obligation..............................................  $   3,927  $   3,471
                                                                           ---------  ---------
                                                                           ---------  ---------
  Accumulated benefit obligation.........................................  $   4,194  $   3,740
                                                                           ---------  ---------
                                                                           ---------  ---------
  Projected benefit obligation...........................................  $   4,622  $   4,105
Plan assets at fair value................................................      6,042      5,282
                                                                           ---------  ---------
Plan assets in excess of projected benefit obligation....................      1,420      1,177
Unrecognized net gain due to past experience different from assumptions
 made....................................................................     (1,067)      (880)
Unrecognized prior service cost..........................................       (249)      (304)
Unrecognized net asset at transition.....................................        (43)       (49)
                                                                           ---------  ---------
  Prepaid (accrued) pension cost.........................................  $      61  $     (56)
                                                                           ---------  ---------
                                                                           ---------  ---------

    Prior to 1994, BellSouth Telecommunications was allocated a portion of the expenses for both the nonrepresented and represented plans' pension expense. Pension cost allocated to BellSouth Telecommunications in 1995 and 1994 for the represented plan was $14 and $64, respectively, and for both nonrepresented and represented plans in 1993 was $113. Net pension cost (income) is affected by

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
changes in the discount rate and other actuarial assumptions. The consolidated net pension income amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed below.

    SFAS No. 87, "Employers' Accounting for Pensions," requires certain disclosures to be made with respect to the components of net pension cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented in 1995 and 1994 for the represented plan and for years prior to 1994 for both nonrepresented and represented plans because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    The significant actuarial assumptions at December 31, 1995 and 1994 were as follows:

                                           1995        1994
                                          -------     -------
Weighted average discount rate..........       7.0%        8.25%
Weighted average rate of compensation
 increase...............................       5.5%        5.7%
Expected long-term rate of return on
 plan assets............................       8.0%        8.0%

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. Substantially all nonrepresented and represented employees of BellSouth Telecommunications participate in BellSouth's postretirement health and life insurance welfare plans. Effective January 1, 1993, BellSouth adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to account for these plans. BellSouth's transition benefit obligation of $1,486 is being amortized over 15 years, the average remaining service period of active plan participants at adoption. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees retiring after December 31, 1991. As a result of the adoption of SFAS No. 106, net income for 1993 was reduced by approximately $16.

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

    Postretirement benefit cost allocated to BellSouth Telecommunications was $264, $289 and $244 for 1995, 1994 and 1993, respectively. The consolidated net postretirement benefit cost amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed below. SFAS No. 106 requires certain disclosures to be made with respect to the components of net periodic postretirement benefit cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented because the structure of the BellSouth plan does not permit disaggregation of relevant plan information on an individual company basis.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
    The significant actuarial assumptions at December 31, 1995 and 1994 were as follows:

                                           1995       1994
                                          -------   --------
Weighted average discount rate..........     7.0%      8.75%
Weighted average rate of compensation
 increase...............................     5.7%       5.7%
Health care cost trend rate (1).........     9.0%      11.0%
Expected long-term rate of return on
 plan assets (2)........................     8.0%       8.0%

------------------------
(1) Trend rate used to value the accumulated postretirement benefit obligation in 1995 is assumed to decrease gradually to 5% in 2003; trend rate used in 1994 was assumed to decrease gradually to 5% in 2007

(2) Rate net of an estimated 30% tax reduction for the nonrepresented employees' trust for 1995 and 1994

    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase BellSouth Telecommunications' accumulated postretirement benefit obligation by $204 at December 31, 1995 and the estimated aggregate service and interest cost components of the 1995 postretirement benefit cost by $9.

    EFFECT OF 1995 WORK FORCE REDUCTION AND 1993 RESTRUCTURING ON PENSIONS AND OTHER POSTRETIREMENT BENEFITS. As a part of the work force reduction charge in 1995 (see Note J), BellSouth Telecommunications recorded an estimated liability of $381 for curtailment losses expected to impact BellSouth Telecommunications' pension and postretirement health plans from January 1, 1996 through December 31, 1997. Substantially all of such losses relate to postretirement health plans. The expected benefits from curtailment gains will be recognized as they occur in 1996 and 1997.

    As a  part of  the restructuring  charge  in 1993  (see Note  J),  BellSouth
Telecommunications recorded a liability of $88 for estimated net curtailment losses expected to impact BellSouth's pension and postretirement health plans; subsequently, the estimate has been revised for actual results and additional charges based upon revised projections. Having recognized through 1995 the total net curtailments originally projected for the restructuring, BellSouth Telecommunications has reevaluated the original estimate and charged an additional $55 for net curtailment losses reflected in the income statement on a line item combined with the 1995 work force reduction charge. The additional net curtailment charge is a result of a greater number of employees terminating in a retirement eligible status than originally expected, thus generating additional losses in retiree health benefits and reduced gains in pensions.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains contributory savings plans which cover substantially all employees of BellSouth Telecommunications. Employees' eligible contributions are matched with BellSouth common stock based on defined percentages determined annually by the Board of Directors. BellSouth Telecommunications recognized compensation expense of $110, $113 and $107 in 1995, 1994 and 1993, respectively, related to these plans.

    POSTEMPLOYMENT BENEFITS. Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to accrue the cost of postemployment benefits provided to former or inactive employees after employment but before retirement, including but not limited to workers' compensation, disability, and continuation of health care benefits. Previously, BellSouth Telecommunications used the cash

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE I -- EMPLOYEE BENEFITS (CONTINUED)
method to account for such costs. A one-time charge of $65, net of a deferred tax benefit of $41, related to adoption of this statement was recognized as a change in accounting principle. The effect of the change on BellSouth Telecommunications' 1993 operating results was not material.

NOTE J -- WORK FORCE REDUCTION/RESTRUCTURING CHARGES

    1995 WORK FORCE REDUCTION CHARGE. In the fourth quarter of 1995, BellSouth Telecommunications recognized a pretax charge of $1,082 related to work force reductions. The primary component of the charge, $942 for planned work force reductions in the core wireline business by the end of 1997, consists of $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions. The remaining components of the charge are $85 for expected severance benefit payments after 1997, also under SFAS No. 112, and $55 for additional net curtailment losses related to employee reductions under the 1993 restructuring plan.

    1993 RESTRUCTURING CHARGE. The results of operations for the year ended December 31, 1993 include a $1,136 restructuring charge. The restructuring, which was completed in 1995, was undertaken to redesign and streamline the fundamental processes and work activities in the telephone operations to better respond to an increasingly competitive business environment.

    The material components of the charge related to the reduction of the workforce by 10,200 employees. Through December 31, 1995, employee reductions related to the restructuring plan were 1,300 in 1993, 3,900 in 1994 and 5,000 in 1995. The components of the charge consisted of provisions of $368 for separation payments and relocations of remaining employees, $343 for consolidation and elimination of certain operations facilities and $425 for enabling changes to information systems, primarily those used to provide services to existing customers.

NOTE K -- INCOME TAXES
    Effective January 1, 1993, BellSouth Telecommunications adopted SFAS No. 109, "Accounting for Income Taxes," which applies a balance sheet approach to income tax accounting. In accordance with the standard, the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates. The cumulative effect of the adoption of SFAS No. 109 was not material.

    Upon adoption in 1993, BellSouth Telecommunications, for its regulated operations, reflected only the balance sheet impact of SFAS No. 109. Specifically, BellSouth Telecommunications recorded a net regulatory liability of $538 to correspond to the net reduction in deferred tax liabilities; the reduction resulted from changes in tax rates and from temporary differences which were previously flowed through. The balance of such net liability at December 31, 1994, included in Other Liabilities and Deferred Credits, was $304. In 1995, this net regulatory liability was eliminated in conjunction with the discontinuance of SFAS No. 71.

    BellSouth Telecommunications is included in the consolidated Federal income tax return filed by BellSouth. Consolidated tax expense is allocated among the separate members of the group in accordance with the applicable sections of the Internal Revenue Code.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE K -- INCOME TAXES (CONTINUED)
    Generally, under this method each company calculates its current tax expense as if it filed a separate return. The sum of the separate company liabilities is compared to the consolidated return liability. The resulting difference, the benefit of consolidation, is allocated to companies contributing benefits (operating losses, excess credits and capital losses) in proportion to the amounts contributed. Deferred taxes are not allocated among the members of the group.

    The provision for income taxes is summarized as follows:

                                                                   1995       1994       1993
                                                                 ---------  ---------  ---------
Federal:
  Current......................................................  $     904  $     983  $     973
  Deferred, net................................................       (145)        20       (513)
  Investment tax credits, net..................................        (69)       (72)       (88)
                                                                 ---------  ---------  ---------
                                                                       690        931        372
                                                                 ---------  ---------  ---------

State:
  Current......................................................        156        157        152
  Deferred, net................................................        (28)        17        (63)
                                                                 ---------  ---------  ---------
                                                                       128        174         89
                                                                 ---------  ---------  ---------
    Total provision for income taxes...........................  $     818  $   1,105  $     461
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    Extraordinary losses in 1995 are presented in the Consolidated Statement of Income net of tax benefits totaling $1,780, of which $49 is current and $1,731 is deferred. In 1993, the extraordinary loss and accounting change were net of tax benefits totaling $102 of which $59 was current and $43 was deferred.

    Temporary  differences  which   gave  rise  to   deferred  tax  assets   and
(liabilities) at December 31 were as follows:

                                                                            1995       1994
                                                                          ---------  ---------
Compensation related....................................................  $     550  $     477
Work force reduction/restructuring charges..............................        370        238
Regulatory sharing accruals.............................................        114         92
Bad debts...............................................................         72         70
Other...................................................................         97         44
                                                                          ---------  ---------
  Deferred Tax Assets...................................................      1,203        921
                                                                          ---------  ---------
Depreciation............................................................     (1,949)    (3,647)
Issue basis accounting..................................................       (143)    --
Other...................................................................         (3)        (6)
                                                                          ---------  ---------
  Deferred Tax Liabilities..............................................     (2,095)    (3,653)
                                                                          ---------  ---------
    Net Deferred Tax Liability..........................................  $    (892) $  (2,732)
                                                                          ---------  ---------
                                                                          ---------  ---------

    The decrease in the net deferred tax liability is primarily due to the discontinuance of SFAS No. 71. Of the Net Deferred Tax Liability at December 31, 1995 and 1994, $108 and $260, respectively, was current and $(1,000) and $(2,992), respectively, was noncurrent.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE K -- INCOME TAXES (CONTINUED)
    A reconciliation of the Federal statutory income tax rate to BellSouth Telecommunications' effective tax rate follows:

                                            1995       1994      1993
                                          --------     -----     -----
Federal statutory tax rate..............      35.0%    35.0%     35.0%
State income taxes, net of Federal
 income tax benefit.....................       3.7      3.8       4.4
Amortization of investment tax
 credits................................      (3.1)    (2.4)     (6.1)
Miscellaneous items, net................       1.0     (0.2)     (1.4)
                                             ---       -----     -----
  Effective tax rate....................      36.6%    36.2%     31.9%
                                             ---       -----     -----
                                             ---       -----     -----

NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   1995       1994       1993
                                                                 ---------  ---------  ---------
Cash Paid For:
  Income taxes.................................................  $   1,064  $   1,259  $     792
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Interest.....................................................  $     627  $     554  $     616
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Net assets transferred to BellSouth Telecommunications.........  $  --      $  --      $      26
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

NOTE M -- FINANCIAL INSTRUMENTS
    The following disclosure of the estimated fair value of financial instruments is presented in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information described below. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth Telecommunications could realize in a current market exchange.

                                                           1995                    1994
                                                  ----------------------  ----------------------
                                                  RECORDED    ESTIMATED   RECORDED    ESTIMATED
                                                   AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                  ---------  -----------  ---------  -----------
Assets (Liabilities):
Cash and cash equivalents.......................  $   1,084   $   1,084   $      94   $      94
Marketable securities...........................        219         354         200         204
Commercial paper................................     (1,775)     (1,775)     (1,181)     (1,181)
Long-Term Debt:
  Debentures....................................     (5,076)     (5,079)     (4,605)     (4,177)
  Notes.........................................     (2,175)     (2,216)     (1,875)     (1,670)

    CASH AND CASH  EQUIVALENTS.   At December 31,  1995 and  1994, the  recorded
amount for Cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

    MARKETABLE SECURITIES. The fair value of Marketable securities (representing BellSouth Common Stock), included as a component of Investments in and Advances to Affiliates, is based on the quoted market prices at December 31, 1995 and 1994, respectively (see Note C).

    DEBT. At December 31, 1995 and 1994, the recorded amount for Commercial paper approximates the fair value due to the short-term nature of the liability. The estimates of fair value for Debentures and Notes are based on the closing market prices for each issue at December 31, 1995 and 1994, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE M -- FINANCIAL INSTRUMENTS (CONTINUED)
    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth Telecommunications to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from interexchange carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1995 and 1994, approximately $520 and $448, respectively, of trade accounts receivable were from interexchange carriers.

NOTE N -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth Telecommunications has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $187, $240 and $229 for 1995, 1994 and 1993, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1995:

                                     1996  1997   1998   1999   2000   THEREAFTER   TOTAL
                                     ----  ----   ----   ----   ----   ----------   -----
        Minimum rentals............  $103  $ 88   $ 64   $ 53   $ 46      $474      $ 828
                                     ----  ----   ----   ----   ----     -----      -----
                                     ----  ----   ----   ----   ----     -----      -----

    OUTSIDE PLANT. BellSouth Telecommunications currently self insures all of its outside plant against casualty losses. The net book value of outside plant was $8,080 and $10,459 at December 31, 1995 and 1994. Such outside plant, located in the nine Southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    LEGAL ACTIONS. BellSouth Telecommunications is subject to claims and proceedings arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues and other matters. BellSouth Telecommunications is also subject to claims and proceedings attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared by AT&T Corp. and the operating telephone companies. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, BellSouth Telecommunications believes that any financial impact is not expected to be material to its financial position, annual operating results or cash flows.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE O -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for fourth quarter 1995 include a work force reduction charge of $1,082, which reduced net income by $663.

                                                                            FIRST     SECOND      THIRD     FOURTH
                                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                                          ---------  ---------  ---------  ---------
1995
Operating Revenues......................................................  $   3,561  $   3,595  $   3,605  $   3,779
Operating Income (Loss).................................................  $     991  $     980  $     917  $    (107)
Income (Loss) Before Extraordinary Losses...............................  $     533  $     519  $     487  $    (122)
Extraordinary Loss for Discontinuance of SFAS No.71,
 net of tax.............................................................     --         (2,718)    --         --
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax.............................................................     --            (16)    --            (62)
                                                                          ---------  ---------  ---------  ---------
Net Income (Loss).......................................................  $     533  $  (2,215) $     487  $    (184)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

1994
Operating Revenues......................................................  $   3,526  $   3,442  $   3,510  $   3,562
Operating Income........................................................  $     919  $     880  $     852  $     937
Net Income..............................................................  $     496  $     475  $     461  $     520

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.  Documents filed as a part of the report:

                                                                         PAGE(S)
                                                                         -------
(1)   Financial Statements:
      Report of Independent Accountants/Consent of Independent
       Accountants....................................................        29
      Consolidated Statements of Income and Retained Earnings.........        30
      Consolidated Balance Sheets.....................................        31
      Consolidated Statements of Cash Flows...........................        32
      Notes to Consolidated Financial Statements......................        33

        (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

        (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

EXHIBIT
NUMBER
---------
3a         Restated Articles of Incorporation of BellSouth Telecommunications, Inc. (Exhibit 3a to Form 10-K for
           the year ended December 31, 1991, File No. 1-1049).

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

                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                                   /s/ PATRICK H. CASEY
                                          --------------------------------------
                                                     Patrick H. Casey
                                              VICE PRESIDENT AND COMPTROLLER
                                                    February 27, 1996

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

PRINCIPAL EXECUTIVE OFFICER:
Jere A. Drummond*
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER
AND PRINCIPAL ACCOUNTING OFFICER:
Patrick H. Casey*
Vice President and Comptroller

DIRECTORS:
Irving W. Bailey II*
Robert H. Boh*
Edward E. Crutchfield*
Frank R. Day*
Jere A. Drummond*
Lloyd C. Elam*

John W. Harris*
Mark C. Hollis*
Harry M. Lightsey, Jr.*
Thomas H. Meeker*
Joe M. Rodgers*

                                          *By:       /s/ PATRICK H. CASEY
                                              ----------------------------------
                                                       Patrick H. Casey
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                      February 27, 1996