Form 10-Q
period 1996-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1996-05-15
CIK 92088

2
             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income              3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        8

 2.  Management's Discussion and Analysis of
     Results of Operations                             10
          Results of Operations                        10
              Volumes of Business                      10
              Operating Revenues                       11
              Operating Expenses                       13
              Other Income Statement Items             14
          Regulatory and Competitive Environment       14
              Regulation                               14
              Competition and Business Developments    15
          Other Matters                                16
              Affiliated Transactions                  16

                        Part II
 6.  Exhibits and Reports on Form 8-K                  16
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months
                                 Ended March 31,
                                 1996        1995
Operating Revenues:
Local service                 $  1,930    $  1,769
Interstate access                  909         795
Intrastate access                  218         226
Toll                               207         281
Other                              391         490
Total Operating Revenues         3,655       3,561

Operating Expenses:
Cost of services and
  products                       1,260       1,288
Depreciation and
  amortization                     798         746
Selling, general and
  administrative                   604         536
Total Operating Expenses         2,662       2,570

Operating Income                   993         991

Interest Expense                   139         140
Other Income, net                   11           5

Income Before Income Taxes         865         856
Provision for Income Taxes         326         323

Net Income                    $    539    $    533

Retained Earnings:
   At beginning of period     $    555    $  3,521
   Add: Net Income                 539         533
   Deduct: Dividends declared     (382)       (400)
   At end of period           $    712    $  3,654

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                                March 31,     December 31,
                                                   1996           1995
ASSETS                                         (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $       31      $   1,084
  Accounts receivable, net of allowance for
   uncollectibles of $91 and $94                   2,809          2,941
  Material and supplies                              382            347
  Other current assets                               255            281
                                                   3,477          4,653

 Investments In and Advances to Affiliates           276            279
 Property, Plant and Equipment:
  Property, Plant and Equipment                   44,083         43,521
  Accumulated Depreciation                        25,410         24,777
                                                  18,673         18,744

 Deferred Charges and Other Assets                   364            257

  Total Assets                                $   22,790      $  23,933

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $    1,191      $   2,265
  Accounts payable                                   989          1,332
  Other current liabilities                        2,204          1,934
                                                   4,384          5,531

 Long-Term Debt                                    6,792          6,853
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                1,035          1,000
  Unamortized investment tax credits                 336            355
  Other liabilities and deferred credits           2,138          2,227
                                                   3,509          3,582
 Shareholder's Equity:
  Common stock, one share, no par value            7,393          7,412
  Retained earnings                                  712            555
                                                   8,105          7,967

  Total Liabilities and Shareholder's Equity  $   22,790      $  23,933

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                       For the Three Months
                                                          Ended March 31,
                                                          1996       1995
Cash Flows from Operating Activities:
 Net income                                            $   539     $   533
 Adjustments to net income:
  Depreciation                                             798         746
  Provision for losses on bad debts                         32          29
  Deferred income taxes and unamortized investment tax
   credits                                                 (14)        (26)
  Net change in accounts receivable and other current
   assets                                                  112         129
  Net change in accounts payable and other current
   liabilities                                            (238)       (211)
  Net change in deferred charges and other assets         (105)        (15)
  Net change in other liabilities and deferred credits      17          79
  Other reconciling items, net                             (61)          8
    Net cash provided by operating activities            1,080       1,272

Cash Flows from Investing Activities:
 Capital expenditures                                     (713)       (675)
 Other investing activities, net                             5           1
    Net cash used for investing activities                (708)       (674)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                     3,917       2,990
 Repayment of short-term borrowings                     (4,524)     (3,163)
 Repayment of long-term debt                              (485)         --
 Advances from parent and affiliates                       172         168
 Repayment of advances from parent and affiliates         (166)       (169)
 Dividends paid to parent                                 (319)       (400)
 Other financing activities, net                           (20)         (5)
    Net cash used for financing activities              (1,425)       (579)

Net Increase (Decrease) in Cash and Cash Equivalents    (1,053)         19
Cash and Cash Equivalents at Beginning of Period         1,084          94
Cash and Cash Equivalents at End of Period             $    31     $   113

 The accompanying notes are an integral part of these financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Millions)
                         (Unaudited)

Note A --  Preparation of Interim Financial Statements

   The consolidated financial statements of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, BellSouth Telecommunications believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth).

     Effective June 30, 1995, BellSouth Telecommunications discontinued application of Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the Effects of Certain
Types of Regulation."


Note B -- Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows."

                                 For the Three Months
                                    Ended March 31,
                                    1996       1995

    Cash Paid For:

      Income taxes                 $  23      $  28

      Interest                     $ 116      $ 167

             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C -- Transactions with Affiliates

Through 1995, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. Effective January 1, 1996, BellSouth Telecommunications and BAPCO established a new contract based on fees for services rendered between the companies. The new contract eliminated publication fees received by BellSouth Telecommunications. Such fees were $164 in first quarter 1995.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Network Access Lines in Service at March 31 (Thousands)(a):

By Type:
  Residence                                14,865   3.5%      3.4%
  Business                                  6,370   7.9       7.7
  Other                                       257   0.8       0.6
       Total Access Lines                  21,492   4.8       4.6

By State:
  Florida                                   5,702   5.1       4.9
  Georgia                                   3,624   6.2       5.8
  Tennessee                                 2,473   4.6       4.5
  Louisiana                                 2,136   3.6       3.7
  North Carolina                            2,134   5.2       5.4
  Alabama                                   1,818   4.0       3.5
  South Carolina                            1,313   4.0       3.8
  Mississippi                               1,177   3.6      3.7
  Kentucky                                  1,115   3.7       3.2
      Total Access Lines                   21,492   4.8       4.6

                                For the Three   Percent Change for
                                Months Ended     the Periods Ended
                                  March 31,    1996 vs.    1995 vs.
                                    1996         1995        1994

Access Minutes of Use (Millions)(a)(b):

  Interstate                           16,660   10.1%         7.7%
  Intrastate                            5,118   13.0         13.1

    Total Minutes of Use               21,778   10.8          8.9

Toll Messages (Millions)(a)               281  (24.1)        (4.3)


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

                                        For the Three
                                         Months Ended
                                          March 31,
                                             1996
Ratio of Earnings to Fixed Charges (c)       6.3

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                              At           At
                                           March 31,  December 31,
                                             1996         1995
Debt Ratio (d)                               49.5%        51.9%

(d) This ratio is calculated by dividing the sum of debt maturing within one year and long-term debt, net of unamortized debt issuance costs, by the sum of shareholder's equity, debt maturing within one year and long-term debt, net of unamortized debt issuance costs. The debt ratio at December 31, 1995 excludes $485 in long-term debentures called in December and redeemed in January, 1996.
             BELLSOUTH TELECOMMUNICATIONS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS
                    (Dollars in Millions)

Management's Discussion and Analysis of Results of Operations
 (MD&A) should be read in conjunction with MD&A in BellSouth
 Telecommunications,  Inc.'s (BellSouth Telecommunications)
             latest annual report on Form 10-K.

BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

Approximately 89% and 86% of BellSouth Telecommunications' Total Operating Revenues for the three-month periods ended March 31, 1996 and 1995, respectively, were from wireline services. Charges for local, access and toll services for the three months ended March 31, 1996 accounted for approximately 59%, 35% and 6%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS
                                           For the Three
                                           Months Ended
                                             March 31,
                                          1996      1995

Net Income                                $539      $533

For the three-month period ended March 31, 1996, Net Income increased by $6 (1.1%). The increase resulted primarily from continued strong growth in key business volumes and expense savings attributable to employee reductions under restructuring and work force reduction plans. The increase was substantially offset by the elimination of publication fee revenue (see "Other Matters -- Affiliated Transactions").

Volumes of Business

The total number of access lines in service since March 31, 1995 increased by approximately 977,000 (4.8%) to 21,492,000, compared to a 4.6% rate of increase for the same prior year period.
Business and residence access lines increased by 7.9% and 3.5%, respectively, compared to growth rates of 7.7% and 3.4% in 1995. The number of second residence lines, included in total residence lines, increased by 252,000 (22.9%) to 1,353,000 and accounted for approximately 49.7% and 25.8% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast, including increased business activity in Georgia in preparation for the Olympics, and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 2,118 million (10.8%)for the three-month period ended March 31, 1996 compared to an increase of 8.9% for the same period last year. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1996, toll messages decreased by 89 million (24.1%) compared to a decrease of 4.3% for the corresponding period in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth Telecommunications estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition.

The expanded LACPs discussed above and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. LACPs and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Operating Revenues

Total Operating Revenues increased $94 (2.6%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The components of Total Operating Revenues were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995

Local Service                    $1,930    $1,769
Interstate Access                   909       795
Intrastate Access                   218       226
Toll                                207       281
Other Services                      391       490

Total Operating Revenues         $3,655    $3,561

Local Service revenues increased $161 (9.1%)for the three-month period ended March 31, 1996 as compared to the same 1995 period. The increase was due primarily to 4.8% growth in access lines in service since March 31, 1995. Also contributing was an increase of $31 due to higher customer demand for Touchstar and Custom Calling services, and the effect of expanded LACPs.

Interstate Access revenues increased $114 (14.3%) for the three-month period ended March 31, 1996 as compared to the same prior year period. The increase was attributable primarily to growth in minutes of use of 10.1% and rate activity, the net effect of which increased revenues by $38.

Intrastate Access revenues decreased $8 (3.5%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The decrease was due primarily to rate reductions of $32 compared with first quarter 1995, partially offset by increases attributable to growth in minutes of use of 13.0%.

Toll revenues decreased $74 (26.3%) for the three-month period ended March 31, 1996 when compared to the same prior year period. The decrease was primarily attributable to net rate reductions compared with first quarter 1995 of approximately $57 and a decline in toll messages of 24.1%. Such factors reflect the expansion of LACPs and increased competition.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services, cellular interconnect services, publishing fees (1995 only) and other nonregulated services (primarily inside wire services). Other Services revenues decreased $99 (20.2%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period.

The decrease was primarily due to the elimination of directory publishing fees, which were $164 in first quarter 1995 (see "Other Matters -- Affiliated Transactions). The decrease was partially offset by incremental rate impacts related to potential sharing under certain state regulatory plans.

Operating Expenses

Total Operating Expenses increased $92 (3.6%) for the three-month period ended March 31, 1996 compared to the same period in 1995.
The components of Total Operating Expenses were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995

Depreciation and Amortization $   798   $   746

Other Operating Expenses:
  Cost of Services and
   Products                     1,260     1,288
  Selling, General and
   Administrative                 604       536
                                1,864     1,824
    Total Operating Expenses  $ 2,662   $ 2,570

Depreciation and Amortization increased $52 (7.0%) for the three-month period ended March 31, 1996 compared to the same period in 1995. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1995 resulting from continued growth in the customer base and continued modernization of the network, and shorter asset lives for property, plant and equipment subsequent to the discontinuance of SFAS No. 71.

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

Other Operating Expenses increased $40 (2.2%) for the three-month period ended March 31, 1996 when compared to the corresponding 1995 period. The increase for the period was due principally to higher business volumes and initiatives to effectively position the business for increased competition, partially offset by a decrease of approximately $66 for labor costs in the core wireline business, including expenses for employee benefits. The decrease in such labor costs reflects employee reductions of approximately 6,100 since March 31, 1995 attributable to previously-disclosed restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees.
Other Income Statement Items

The other income statement components were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1996      1995

Interest Expense                $139      $140
Other Income, net                 11         5
Provision for Income Taxes       326       323


Interest Expense was essentially unchanged for the three-month period ended March 31, 1996 compared to the same period last year reflecting lower average interest rates on long-term borrowings due to refinancings during 1995, substantially offset by higher average debt levels.

Provision for Income Taxes increased $3 (0.9%) for the three-month period ended March 31, 1996 over the comparable 1995 period.
BellSouth Telecommunications' effective tax rates were 37.7% and 37.8% for the three months ended March 31, 1996 and 1995, respectively.


REGULATORY AND COMPETITIVE ENVIRONMENT

Regulation

Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in all states in the BellSouth Telecommunications service area. At the federal level, BellSouth Telecommunications continues to operate under an interim price regulation plan established by the Federal Communications Commission (FCC) in 1995. Recent significant developments with respect to price regulation and other related issues are discussed below.

Louisiana. Effective April 1, 1996, the Louisiana Public Service Commission approved a price regulation plan that will remain in effect for a six-year term, subject to review. Under the provisions of the price regulation plan, rates for basic services, which include the provision of local exchange services, are capped for five years, after which an inflation-based formula may be used to change prices. After five years, no individual basic service rate can be increased by more than 10% in any twelve-month period. Prices for interconnection services are capped for three years, after which no individual service can be increased more than 10% in any twelve-month period. For non-basic services, price increases may not exceed 20% in any twelve-month period. In addition, the commission approved local competition rules effective March 15, 1996.

In connection with the approval of price regulation, the Louisiana Commission concluded its review of BellSouth Telecommunications' earnings by requiring an aggregate $70 rate reduction, to be implemented ratably over a three-year period beginning April 1, 1996, and an immediate $9 refund to existing customers.

North Carolina.  In May 1996, the North Carolina Utilities
Commission modified a price regulation plan previously submitted by BellSouth Telecommunications. The modified plan, which is currently under review by the company, will become effective
June 3, 1996, subject to BellSouth Telecommunications' acceptance of such modifications by May 20, 1996.

Under the terms of the modified plan, prices for residence basic local exchange services are capped for three years, after which any price increases are limited subject to an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services are capped at current prices, after giving effect to specified rates reductions ordered in conjunction with approval of the price
regulation plan.   Such rate reductions, including the  toll
switched access component and elimination of charges for touchtone service by the first anniversary of the plan, will total approximately $60 over the next three years.

Tennessee. In order to implement BellSouth Telecommunications' price regulation plan, the Tennessee Public Service Commission had required a $56 rate reduction on an annual basis, which BellSouth Telecommunications appealed to the Tennessee Court of Appeals (the Court). In its rulings, the Court has stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues. A decision is expected later in 1996.


Competition and Business Developments

Among its provisions, the Telecommunications Act of 1996 (the 1996
Act) preempts state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare.
In order to comply with the requirements of the 1996 Act, all states in BellSouth Telecommunications' service area have proceedings and other activities in progress to consider rules and regulations necessary to implement open competition for local service. A number of carriers have been approved or filed applications to provide local service in many of the areas in which BellSouth Telecommunications provides service. In April 1996, BellSouth Telecommunications received approval from the Florida Public Service Commission to provide competing local service in other carriers' service areas. Initially, BellSouth Telecommunications plans to serve business customers in parts of the Orlando market not currently served by BellSouth Telecommunications.

As permitted by the 1996 Act, in March, BellSouth began joint marketing cellular and wireline services in Macon, Georgia through BellSouth Telecommunications' sales offices. BellSouth expects to extend joint marketing of such services throughout its service region by the end of 1996.

BellSouth plans to begin offering interLATA wireline service within its nine-state territory as soon as possible after completion of FCC and state regulatory proceedings, expected to be concluded in late 1996 or early 1997; however, it is uncertain when BellSouth will be authorized to initiate such interLATA wireline service.


OTHER MATTERS

Affiliated Transactions

Through 1995, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the first quarter ended March 31, 1995 and the year ended December 31, 1995, these fees, included in Other Operating Revenue, were $164 and $721, respectively.

In response to changes in the telecommunications environment, including passage of the 1996 Act, and to enhance competitive flexibility, BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, effective January 1, 1996. The new contract is expected to generate fees of about $75 for BellSouth Telecommunications in 1996, resulting in projected BellSouth Telecommunications' 1996 revenues of about $625 less than they would have been under the old contract.

Because BellSouth Telecommunications and BAPCO are wholly-owned subsidiaries, BellSouth's consolidated financial results are not affected by this change.


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

                         BELLSOUTH TELECOMMUNICATIONS, INC.

                         By /s/  Patrick H. Casey
                         PATRICK H. CASEY
                         Vice President and Comptroller
                         (Principal Financial and
                          Accounting Officer)

May 13, 1996

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.