Form 10-Q
period 1996-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1996-08-14
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income              3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        8

 2.  Management's Discussion and Analysis of
     Results of Operations                             10
          Results of Operations                        10
              Volumes of Business                      11
              Operating Revenues                       12
              Operating Expenses                       13
              Other Income Statement Items             14
          Regulatory Developments and Competition      14
              Federal Developments                     14
              State Developments                       15
          Business Developments                        16
          Other Matters                                16
              Affiliated Transactions                  16

                        Part II
 6.  Exhibits and Reports on Form 8-K                  17
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Six Months
                                  Ended June 30,        Ended June 30,
                                 1996        1995       1996       1995
Operating Revenues:
Local service                 $  2,021    $  1,793   $  3,951   $  3,562
Interstate access                  871         806      1,780      1,601
Intrastate access                  202         227        420        453
Toll                               198         266        405        547
Other                              353         503        744        993
Total Operating Revenues         3,645       3,595      7,300      7,156

Operating Expenses:
Cost of services and
  products                       1,284       1,270      2,544      2,558
Depreciation and
 amortization                      809         765      1,607      1,511
Selling, general and
  administrative                   618         580      1,222      1,116
Total Operating Expenses         2,711       2,615      5,373      5,185

Operating Income                   934         980      1,927      1,971

Interest Expense                   135         150        274        290
Other Income, net                    6           7         17         12

Income Before Income Taxes
  and Extraordinary Losses         805         837      1,670      1,693
Provision for Income Taxes         295         318        621        641

Income Before Extraordinary
  Losses                           510         519      1,049      1,052
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                    --      (2,718)        --     (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                            --         (16)        --        (16)

Net Income (Loss)             $    510    $ (2,215)  $  1,049   $ (1,682)

Retained Earnings:
   At beginning of period     $    712    $  3,654   $    555   $  3,521
   Add: Net Income (Loss)          510      (2,215)     1,049     (1,682)
   Deduct: Dividends declared     (449)       (430)      (831)      (830)
   At end of period           $    773    $  1,009   $    773   $  1,009

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                                 June 30,     December 31,
                                                   1996           1995
ASSETS                                         (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $       51      $   1,084
  Accounts receivable, net of allowance for
   uncollectibles of $82 and $94                   2,885          2,941
  Material and supplies                              339            347
  Other current assets                               205            281
                                                   3,480          4,653

 Investments In and Advances to Affiliates           295            279
 Property, Plant and Equipment:
  Property, Plant and Equipment                   44,758         43,521
  Accumulated Depreciation                        25,976         24,777
                                                  18,782         18,744

 Deferred Charges and Other Assets                   448            257

  Total Assets                                $   23,005      $  23,933

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $    1,479      $   2,265
  Accounts payable                                 1,084          1,332
  Other current liabilities                        1,999          1,934
                                                   4,562          5,531

 Long-Term Debt                                    6,773          6,853
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                  981          1,000
  Unamortized investment tax credits                 317            355
  Other liabilities and deferred credits           2,201          2,227
                                                   3,499          3,582
 Shareholder's Equity:
  Common stock, one share, no par value            7,398          7,412
  Retained earnings                                  773            555
                                                   8,171          7,967

  Total Liabilities and Shareholder's Equity  $   23,005      $  23,933

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                        For the Six Months
                                                          Ended June 30,
                                                          1996       1995
Cash Flows from Operating Activities:
 Net income (loss)                                     $   1,049   $(1,682)
 Adjustments to net income (loss):
  Extraordinary loss for discontinuance of SFAS No. 71        --     4,449
  Extraordinary loss on early extinguishment of debt          --        26
  Depreciation and amortization                            1,607     1,511
  Provision for losses on bad debts                           62        68
  Deferred income taxes and unamortized investment tax
   credits                                                   (44)   (1,746)
  Net change in accounts receivable and other current
   assets                                                     20       (18)
  Net change in accounts payable and other current
   liabilities                                              (301)     (473)
  Net change in deferred charges and other assets           (189)       58
  Net change in deferred credits and other liabilities        82        53
  Other reconciling items, net                               (51)       (5)
    Net cash provided by operating activities              2,235     2,241

Cash Flows from Investing Activities:
 Capital expenditures                                     (1,649)   (1,460)
 Other investing activities, net                              37       (14)
    Net cash used for investing activities                (1,612)   (1,474)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                       7,987     6,474
 Repayment of short-term borrowings                       (8,323)   (6,703)
 Proceeds from long-term debt                                 --       600
 Repayment of long-term debt                                (485)     (300)
 Advances from parent and affiliates                         246       295
 Repayment of advances from parent and affiliates           (261)     (302)
 Dividends paid to parent                                   (805)     (822)
 Other financing activities, net                             (15)       (2)
    Net cash used for financing activities                (1,656)     (760)

Net Increase (Decrease) in Cash and Cash Equivalents      (1,033)        7
Cash and Cash Equivalents at Beginning of Period           1,084        94
Cash and Cash Equivalents at End of Period             $      51   $   101

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

Note B -- Supplemental Cash Flow Information

The following supplemental information is presented in accordance with the provisions of SFAS No. 95, "Statement of Cash Flows."

                                  For the Six Months
                                    Ended June 30,
                                    1996       1995

    Cash Paid For:

      Income taxes                 $ 498      $ 625

      Interest                     $ 296      $ 318

             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C -- Transactions with Affiliates

     Through 1995, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. Effective January 1, 1996, BellSouth Telecommunications and BAPCO established a new contract based on fees for services rendered between the companies. The new contract eliminated publication fees received by BellSouth Telecommunications. Such fees were $166 and $330 for the three- and six-month periods ended June 30, 1995, respectively.

Note D -- Extraordinary Losses

     Discontinuance of SFAS No. 71. In the second quarter 1995, BellSouth Telecommunications discontinued application of SFAS No. 71 and recorded a non-cash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge included a $3,002 (after tax) reduction of telephone plant partially offset by a $194 (after tax) benefit for a change in the method by which BellSouth Telecommunications reported its directory publishing revenues, a $71 (after tax) benefit reflecting the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators and a $19 (after tax) benefit for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

     Early Extinguishment of Debt. In the second quarter 1995, BellSouth Telecommunications issued $300 of Ten Year Notes, the proceeds from which were used to redeem and refinance an outstanding $300 Debenture issue, due August 1, 2029. As a result of the early extinguishment of this issue, an extraordinary loss of $16 (net of taxes of $10) was recognized in the second quarter 1995.

             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Network Access Lines in Service at June 30 (Thousands)(a):
By Type:
  Residence                                14,937    3.5%      3.7%
  Business                                  6,522    8.7       7.7
  Other                                       262    2.3       1.3
       Total Access Lines                  21,721    5.0       4.8

By State:
  Florida                                   5,750    5.4       4.8
  Georgia                                   3,701    7.1       6.2
  Tennessee                                 2,500    4.6       4.6
  North Carolina                            2,155    5.2       5.7
  Louisiana                                 2,151    3.5       3.9
  Alabama                                   1,832    4.1       3.9
  South Carolina                            1,325    4.0       4.2
  Mississippi                               1,184    3.5       4.1
  Kentucky                                  1,123    3.6       3.6
      Total Access Lines                   21,721    5.0       4.8

                                                  Percent Change for
                                                   the Periods Ended
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             16,660   10.1%       7.7%
   Three months ended June 30              16,847    8.0        8.2
   Six months ended June 30                33,507    9.0        7.9

  Intrastate:
   Three months ended March 31              5,118   13.0       13.1
   Three months ended June 30               5,235    9.3       14.7
   Six months ended June 30                10,353   11.1       13.9

  Total Minutes of Use:
   Three months ended March 31             21,778   10.8        8.9
   Three months ended June 30              22,082    8.3        9.6
   Six months ended June 30                43,860    9.5        9.3

Toll Messages (Millions)(a):
   Three months ended March 31                281  (24.1)      (4.3)
   Three months ended June 30                 257  (27.0)     (11.4)
   Six months ended June 30                   538  (25.5)      (7.9)

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

                                         For the Six
                                         Months Ended
                                           June 30,
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


                                              At           At
                                           June 30,   December 31,
                                             1996         1995
Debt Ratio (d)                               50.1%        51.9%

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

Approximately 90% and 86% of BellSouth Telecommunications' Total Operating Revenues for the six-month periods ended June 30, 1996 and 1995, respectively, were from wireline services. Charges for local, access and toll services for the six months ended June 30, 1996 accounted for approximately 60%, 34% and 6%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS
                                            For the Six
                                            Months Ended
                                              June 30,
                                          1996      1995
Income Before Extraordinary Losses        $1,049  $ 1,052
Extraordinary Loss for Discontinuance
  of SFAS No. 71, net of tax                 --    (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net of tax         --       (16)
   Net Income (Loss)                      $1,049  $(1,682)

For the six-month period ended June 30, 1996, Income Before
Extraordinary Losses decreased by $3 (0.3%). The decrease for the six-month period resulted primarily from the elimination of publication fee revenue, substantially offset by continued strong growth in key business volumes and expense savings attributable to employee reductions under BellSouth Telecommunications' restructuring and work force reduction plans.

For a description of the second quarter 1995 extraordinary losses, see Note D to the Consolidated Financial Statements.

Volumes of Business

The total number of access lines in service since June 30, 1995 increased by approximately 1,030,000 (5.0%) to 21,721,000, compared to a 4.8% rate of increase for the same prior year period.
Business and residence access lines increased by 8.7% and 3.5%, respectively, compared to growth rates of 7.7% and 3.7% in 1995. The number of second residence lines, included in total residence lines, increased by 237,000 (20.6%) to 1,387,000 and accounted for approximately 47.2% and 23.0% of the overall increases in residence access lines and total access lines, respectively, since June 30, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast, including increased business activity in Georgia in preparation for the Olympics, and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 3,813 million (9.5%)for the six-month period ended June 30, 1996 compared to an increase of 9.3% for the same period last year. The increase in access minutes of use was primarily attributable to access line growth; promotions by the interexchange carriers; and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the six-month period ended June 30, 1996, toll messages decreased by 184 million (25.5%) compared to a decrease 7.9% for the corresponding period in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth Telecommunications estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition.

The expanded LACPs discussed above and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition in the intraLATA toll market, will adversely impact future toll message volumes. Expanded LACPs and the effects of competition result in the transfer of calls from toll to local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Operating Revenues

Total Operating Revenues increased $144 (2.0%) for the six-month period ended June 30, 1996 when compared to the corresponding 1995 period. The components of Total Operating Revenues were as follows:

                                  For the Six
                                 Months Ended
                                   June 30,
                                1996      1995

Local Service                    $3,951    $3,562
Interstate Access                 1,780     1,601
Intrastate Access                   420       453
Toll                                405       547
Other Services                      744       993

Total Operating Revenues         $7,300    $7,156

Local Service revenues increased $389 (10.9%) for the six-month period ended June 30, 1996 as compared to the same 1995 period.
The increase for the period was due primarily to 5.0% growth in access lines in service since June 30, 1995. Also contributing was an increase of $71 due to higher customer demand for Touchstar and Custom Calling services, and the effect of expanded LACPs.

Interstate Access revenues increased $179 (11.2%) for the six-month period ended June 30, 1996 as compared to the same prior year period. The increase for the period was attributable primarily to growth in minutes of use of 9.0% and net rate activity which increased revenues by $34.

Intrastate Access revenues decreased $33 (7.3%) for the six-month period ended June 30, 1996 when compared to the corresponding 1995 period. The decrease was due primarily to rate reductions of $71 compared with the same 1995 period, partially offset by increases attributable to growth in minutes of use of 11.1%.

Toll revenues decreased $142 (26.0%) for the six-month period ended June 30, 1996 when compared to the same prior year period. The decrease was primarily attributable to the expansion of LACPs and increased competition, the effect of which reduced toll messages by 25.5%.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services, cellular interconnect services, publishing fees (1995 only) and other nonregulated services (primarily inside wire services). Other Services revenues decreased $249 (25.1%) for the six-month period ended June 30, 1996 when compared to the corresponding 1995 period.

The decrease was primarily due to the elimination of directory publishing fees, which were $330 in the six-month period ended June 30, 1995 (see "Other Matters -- Affiliated Transactions"). The decrease was partially offset by incremental rate impacts related to potential sharing under certain state regulatory plans. Operating Expenses

Total Operating Expenses increased $188 (3.6%) for the six-month period ended June 30, 1996 compared to the same period in 1995. The components of Total Operating Expenses were as follows:

                                  For the Six
                                 Months Ended
                                   June 30,
                                1996      1995

Depreciation and Amortization $ 1,607   $ 1,511

Other Operating Expenses:
  Cost of Services and
   Products                     2,544     2,558
  Selling, General and
   Administrative               1,222     1,116
                                3,766     3,674
    Total Operating Expenses  $ 5,373   $ 5,185

Depreciation and Amortization increased $96 (6.4%) for the six-month period ended June 30, 1996 compared to the same period in 1995. The increase was due primarily to higher levels of property, plant and equipment since June 30, 1995 and shorter depreciable lives subsequent to the discontinuance of SFAS No. 71. The higher levels of property, plant and equipment resulted from continued growth in the business volumes and continued modernization of the network.

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

Other Operating Expenses increased $92 (2.5%) for the six-month period ended June 30, 1996 when compared to the corresponding 1995 period. The increase for the period was due principally to higher business volumes and initiatives to effectively position the business for increased competition, partially offset by a decrease of approximately $92 for labor costs in the core wireline business, including expenses for employee benefits. The decrease in such labor costs reflects net employee reductions in BellSouth Telecommunications' telephone operations of approximately 6,000 since June 30, 1995 primarily attributable to previously-disclosed restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees.
Other Income Statement Items

The other income statement components were as follows:

                                  For the Six
                                 Months Ended
                                    June 30,
                                1996      1995

Interest Expense                $274      $290
Other Income, net                 17        12
Provision for Income Taxes       621       641


Interest Expense decreased $16 (5.5%) for the six-month period ended June 30, 1996 compared to the same period last year. The decrease was primarily attributable to lower average interest rates on borrowings due in part to refinancings during 1995, partially offset by higher average debt balances.

Provision for Income Taxes decreased $20 (3.1%) for the six-month period ended June 30, 1996 over the comparable 1995 period.
BellSouth Telecommunications' effective tax rates were 37.2% and 37.9% for the six months ended June 30, 1996 and 1995, respectively.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the 1996 Act). Among its provisions, the 1996 Act preempts state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to assure quality service consistent with public safety, convenience and consumer welfare. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs) unbundle network elements, capabilities and functions for purchase by authorized competing companies. The price of these unbundled items is calculated based on the cost of the item and may include a reasonable profit. ILECs are also required to sell their retail services to authorized competing local carriers for resale. The 1996 Act provides that services to be resold are to be provided to the competing companies at the ILECs' retail rates, discounted for avoided costs.

In connection with the requirements of the 1996 Act, on August 8, 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry. Among the issues specifically addressed by the FCC order are the network elements that ILECs must make available; pricing guidelines to be followed by states in setting rates for interconnection, unbundled network elements and resold services; and access charges paid by interexchange carriers providing competing local service. The FCC will address access charges and universal service matters in subsequent proceedings, although an interim access charge plan will lower access charges paid by carriers that purchase unbundled network elements from ILECs. The decision also reduces rates paid by wireless carriers for connection to the wireline networks of the ILECs. BellSouth Telecommunications is evaluating the impact that the order released on August 8 will have on its operations. It will not be possible to assess fully its implications until all likely challenges thereto have been resolved and the state regulatory commissions have addressed the related matters within their jurisdictions.

State Developments

In order to comply with the requirements of the 1996 Act, all states in BellSouth Telecommunications' local service area have proceedings and other activities in progress to consider rules and regulations necessary to implement open competition for local service. Among the issues being addressed in these proceedings is the level of discounts required to be offered by the ILECs to competing local carriers.

A number of competing local carriers have been approved or have filed applications to provide local service in many of the areas in which BellSouth Telecommunications provides service. BellSouth Telecommunications has executed 15 interconnection or resale agreements with competing local carriers. BellSouth Telecommuncations believes that a number of these agreements address all of the 14 items required for interLATA authority contained in the 1996 Act. BellSouth Telecommunications continues to negotiate with a number of other telecommunications companies and is also involved in arbitration proceedings with certain local exchange competitors with whom BellSouth Telecommunications was unable to reach agreements on all points negotiated.

Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in all states in the BellSouth Telecommunications local service area.

Recent significant developments with respect to discounts to be offered to competing local carriers, price regulation and other related issues are discussed below.

Georgia. In second quarter 1996, the Georgia Public Service Commission ordered a wholesale discount level of 20.3% for residential services and 17.3% for business services, both of which were greater than BellSouth Telecommunications' proposals and the Commission Staff's recommendations (but less than proposed by other carriers). The discount levels are to remain in effect for a 12-month period from implementation after which the Commission will conduct a review to determine if modification is necessary. After reconsideration, the Commission also set out a time line starting in the third quarter 1996 for electronic interface implementation with competing local carriers.

On July 11, BellSouth Telecommunications appealed the Commission's order to the Superior Court of Fulton County, Georgia.

North Carolina. In May 1996, the North Carolina Utilities Commission modified a price regulation plan previously submitted by BellSouth Telecommunications. The modified plan became effective June 24, 1996. Under the terms of such plan, prices for residence basic local exchange services are capped for three years, after which any price increases are limited subject to an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services are capped at current prices, after giving effect to specified rate reductions ordered in conjunction with approval of the price regulation plan. Such rate reductions, including the toll switched access component and elimination of charges for touch-tone service by the first anniversary of the plan, will total approximately $60 over the next three years.

BUSINESS DEVELOPMENTS

In April 1996, BellSouth Telecommunications received approval from the Florida Public Service Commission to provide competing local service in other carriers' service areas. BellSouth Telecommunications intends to offer local service in the near future to business customers in parts of the Orlando market not previously served by BellSouth Telecommunications.

BellSouth plans to begin offering interLATA wireline service within its nine-state local service territory as soon as possible after completion of FCC and state regulatory proceedings and satisfaction of requirements arising out of these proceedings, expected to be concluded in late 1996 or early 1997; however, it is uncertain when BellSouth will be authorized to initiate such service.

In March, BellSouth began joint marketing of cellular and wireline services in select markets. BellSouth expects to extend joint marketing of such services throughout its service region by the end of 1996.

OTHER MATTERS

Affiliated Transactions

Through 1995, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the six months ended June 30, 1995 and the year ended December 31, 1995, these fees, included in Other Operating Revenue, were $330 and $721, respectively.

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

August 12, 1996

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.