Form 10-Q
period 1996-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1996-11-13
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income              3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        8

 2.  Management's Discussion and Analysis of
     Results of Operations                             10
          Results of Operations                        10
              Volumes of Business                      11
              Operating Revenues                       12
              Operating Expenses                       13
              Other Income Statement Items             14
          Regulatory Developments and Competition      14
              Federal Developments                     14
              State Developments                       15
          Business Developments                        16
          Other Matters                                17
              Affiliated Transactions                  17

                        Part II
 6.  Exhibits and Reports on Form 8-K                  17
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1996        1995       1996       1995
Operating Revenues:
Local service                 $  2,061    $  1,857   $  6,012   $  5,419
Interstate access                  892         805      2,672      2,406
Intrastate access                  207         230        627        683
Toll                               195         220        600        767
Other                              405         493      1,149      1,486
Total Operating Revenues         3,760       3,605     11,060     10,761

Operating Expenses:
Cost of services and
  products                       1,310       1,336      3,854      3,894
Depreciation and
 amortization                      820         775      2,427      2,286
Selling, general and
  administrative                   699         577      1,921      1,693
Total Operating Expenses         2,829       2,688      8,202      7,873

Operating Income                   931         917      2,858      2,888

Interest Expense                   136         135        410        425
Other Income, net                   --           8         17         20

Income Before Income Taxes
  and Extraordinary Losses         795         790      2,465      2,483
Provision for Income Taxes         298         303        919        944

Income Before Extraordinary
  Losses                           497         487      1,546      1,539
Extraordinary Loss for
  Discontinuance of SFAS No.
  71, net of tax                    --          --         --     (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net
  of tax                            --          --         --        (16)

Net Income (Loss)             $    497    $    487   $  1,546   $ (1,195)

Retained Earnings:
   At beginning of period     $    773    $  1,009   $    555   $  3,521
   Add: Net Income (Loss)          497         487      1,546     (1,195)
   Deduct: Dividends declared     (436)       (387)    (1,267)    (1,217)
   At end of period           $    834    $  1,109   $    834   $  1,109

The accompanying notes are an integral part of these financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                              September 30,   December 31,
                                                   1996           1995
ASSETS                                         (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $       87      $   1,084
  Accounts receivable, net of allowance for
   uncollectibles of $85 and $94                   2,798          2,941
  Material and supplies                              312            347
  Other current assets                               174            281
                                                   3,371          4,653

 Investments and Advances                            304            279
 Property, Plant and Equipment:
  Property, Plant and Equipment                   45,279         43,521
  Accumulated Depreciation                        26,506         24,777
                                                  18,773         18,744

 Deferred Charges and Other Assets                   472            257

  Total Assets                                $   22,920      $  23,933

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $    1,423      $   2,265
  Accounts payable                                 1,089          1,332
  Other current liabilities                        2,006          1,934
                                                   4,518          5,531

 Long-Term Debt                                    6,754          6,853
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                  909          1,000
  Unamortized investment tax credits                 297            355
  Other liabilities and deferred credits           2,230          2,227
                                                   3,436          3,582
 Shareholder's Equity:
  Common stock, one share, no par value            7,378          7,412
  Retained earnings                                  834            555
                                                   8,212          7,967

  Total Liabilities and Shareholder's Equity  $   22,920      $  23,933

The accompanying notes are an integral part of these financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                        For the Nine Months
                                                        Ended September 30,
                                                          1996       1995
Cash Flows from Operating Activities:
 Net income (loss)                                     $   1,546   $(1,195)
 Adjustments to net income (loss):
  Extraordinary loss for discontinuance of SFAS No. 71        --     4,449
  Extraordinary loss on early extinguishment of debt          --        26
  Depreciation and amortization                            2,427     2,286
  Provision for losses on bad debts                          101        96
  Deferred income taxes and amortation of investment
   tax credits                                               (74)   (1,705)
  Net change in:
   Accounts receivable and other current assets               55      (167)
   Accounts payable and other current liabilities           (309)     (398)
   Deferred charges and other assets                        (213)        8
   Deferred credits and other liabilities                    111       124
  Other reconciling items, net                               (61)       (3)
    Net cash provided by operating activities              3,583     3,521

Cash Flows from Investing Activities:
 Capital expenditures                                     (2,443)   (2,198)
 Other investing activities, net                               3       (10)
    Net cash used for investing activities                (2,440)   (2,208)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                      11,938     9,945
 Repayment of short-term borrowings                      (12,355)  (10,323)
 Proceeds from long-term debt                                 --       600
 Repayment of long-term debt                                (485)     (300)
 Advances from parent and affiliates                         355       466
 Repayment of advances from parent and affiliates           (364)     (469)
 Dividends paid to parent                                 (1,263)   (1,227)
 Other financing activities, net                              34        (8)
    Net cash used for financing activities                (2,140)   (1,316)

Net Decrease in Cash and Cash Equivalents                   (997)       (3)
Cash and Cash Equivalents at Beginning of Period           1,084        94
Cash and Cash Equivalents at End of Period             $      87   $    91

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

Note B -- Supplemental Cash Flow Information

                                  For the Nine Months
                                  Ended September 30,
                                    1996       1995

    Cash Paid For:

      Income taxes                 $ 859      $ 835

      Interest                     $ 402      $ 473

             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C -- Transactions with Affiliates

     Through 1995, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. Effective January 1, 1996, BellSouth Telecommunications and BAPCO established a new contract based on fees for services rendered between the companies. The new contract eliminated publication fees to BellSouth Telecommunications. Such fees were $152 and $482 for the three- and nine-month periods ended September 30, 1995, respectively.

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

             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Network Access Lines in Service at September 30 (Thousands)(a):
By Type:
  Residence                                15,039    3.4%      3.5%
  Business                                  6,639    8.5       7.7
  Other                                       265    3.5       0.8
       Total Access Lines                  21,943    4.9       4.7

By State:
  Florida                                   5,815    5.5       4.6
  Georgia                                   3,738    6.5       6.0
  Tennessee                                 2,525    4.7       4.4
  North Carolina                            2,192    5.2       5.7
  Louisiana                                 2,170    3.5       3.8
  Alabama                                   1,846    3.8       3.9
  South Carolina                            1,338    4.1       4.0
  Mississippi                               1,190    3.2       3.8
  Kentucky                                  1,129    3.4       3.7
      Total Access Lines                   21,943    4.9       4.7

                                                  Percent Change for
                                                   the Periods Ended
                                                  1996 vs.  1995 vs.
                                         1996       1995      1994

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             16,660   10.1%       7.7%
   Three months ended June 30              16,847    8.0        8.2
   Three months ended September 30         16,966    8.0        8.5
   Nine months ended September 30          50,473    8.7        8.1

  Intrastate:
   Three months ended March 31              5,118   13.0       13.1
   Three months ended June 30               5,235    9.3       14.7
   Three months ended September 30          5,348    9.5       13.8
   Nine months ended September 30          15,701   10.5       13.9

  Total Minutes of Use:
   Three months ended March 31             21,778   10.8        8.9
   Three months ended June 30              22,082    8.3        9.6
   Three months ended September 30         22,314    8.3        9.7
   Nine months ended September 30          66,174    9.1        9.4

Toll Messages (Millions)(a):
   Three months ended March 31                281  (24.1)      (4.3)
   Three months ended June 30                 258  (26.7)     (11.4)
   Three months ended September 30            252  (23.6)     (14.9)
   Nine months ended September 30             791  (24.8)     (10.2)

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

                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1996
Ratio of Earnings to Fixed Charges (c)       6.2

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                             At             At
                                        September 30,  December 31,
                                            1996           1995
Debt Ratio (d)                              49.8%         51.9%

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

BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA and intraLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

Approximately 90% and 86% of BellSouth Telecommunications' Total Operating Revenues for the nine-month periods ended September 30, 1996 and 1995, respectively, were from wireline services. Charges for local, access and toll services for the nine months ended September 30, 1996 accounted for approximately 61%, 33% and 6%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS
                                           For the Nine
                                           Months Ended
                                           September 30,
                                          1996      1995
Income Before Extraordinary Losses      $ 1,546   $ 1,539
Extraordinary Loss for Discontinuance
  of SFAS No. 71, net of tax                 --    (2,718)
Extraordinary Loss on Early
  Extinguishment of Debt, net of tax         --       (16)
   Net Income (Loss)                    $ 1,546   $(1,195)

For the nine-month period ended September 30, 1996, Income Before Extraordinary Losses increased by $7 (.5%). The increase for the nine-month period resulted primarily from the continued strong growth in key business volumes and expense savings primarily attributable to employee reductions under BellSouth Telecommunications' restructuring and work force reduction plans, substantially offset by the elimination of publication fee revenue (see "Other Matters - Affiliated Transactions").

For a description of the second quarter 1995 extraordinary losses, see Note D to the Consolidated Financial Statements.

Volumes of Business

The total number of access lines in service as of September 30, 1996 increased by approximately 1,019,000 (4.9%) since September 30, 1995 to 21,943,000, compared to a 4.7% rate of increase for the same period a year ago. Business and residence access lines increased by 8.5% and 3.4%, respectively, compared to growth rates of 7.7% and 3.5% in 1995. The number of second residence lines, included in total residence lines, increased by 280,000 (23.5%) to 1,474,000 and accounted for approximately 57.4% and 27.5% of the overall increases in residence access lines and total access lines, respectively, since September 30, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 5,528 million (9.1%) for the nine-month period ended September 30, 1996 compared to an increase of 9.4% for the same period last year. The increase in access minutes of use was primarily attributable to access line growth; promotions by the interexchange carriers; and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities.
The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the nine-month period ended September 30, 1996, toll messages decreased by 261 million (24.8%) compared to a decrease of 10.2% for the corresponding period in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition.

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

Operating Revenues

Total Operating Revenues increased $299 (2.8%) for the nine-month period ended September 30, 1996 when compared to the corresponding 1995 period. The components of Total Operating Revenues were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1996      1995

Local Service                    $6,012    $5,419
Interstate Access                 2,672     2,406
Intrastate Access                   627       683
Toll                                600       767
Other Services                    1,149     1,486

Total Operating Revenues        $11,060   $10,761

Local Service revenues increased $593 (10.9%) for the nine-month period ended September 30, 1996 as compared to the same 1995 period. The increase for the period was due primarily to 4.9% growth in access lines in service since September 30, 1995 and the effect of expanded LACPs. Also contributing was an increase of approximately $170 due to higher customer demand for Touchstar and Custom Calling services, including those offered under the Complete Choicesm plan.

Interstate Access revenues increased $266 (11.1%) for the nine-month period ended September 30, 1996 as compared to the same prior year period. The increase for the period was attributable primarily to growth in minutes of use of 8.7% and net rate activity which increased revenues by $30.

Intrastate Access revenues decreased $56 (8.2%) for the nine-month period ended September 30, 1996 when compared to the corresponding 1995 period. The decrease was due primarily to rate reductions of $110 compared with the same 1995 period, partially offset by increases attributable to growth in minutes of use of 10.5%.

Toll revenues decreased $167 (21.8%) for the nine-month period ended September 30, 1996 when compared to the same prior year period. The decrease was primarily attributable to the expansion of LACPs and increased competition, the effect of which reduced toll messages by 24.8%. The decrease was lessened as a result of a retroactive independent company settlement during 1995 which reduced revenues by $31 in that period.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, billing and collection services, cellular interconnect services, publishing fees (1995 only) and other nonregulated services (primarily inside wire services). Other Services revenues decreased $337 (22.7%) for the nine-month period ended September 30, 1996 when compared to the corresponding 1995 period.

The decrease was primarily due to the elimination of directory publishing fees, which were $482 in the nine-month period ended September 30, 1995 (see "Other Matters -- Affiliated Transactions")and the sale of a subsidiary which performed computer maintenance. The decreases were partially offset by incremental rate impacts related to potential sharing under certain state regulatory plans as well as increased sales of CPE, billing and collection services and other non-regulated services.

Operating Expenses

Total Operating Expenses increased $329 (4.2%) for the nine-month period ended September 30, 1996 compared to the same period in 1995. The components of Total Operating Expenses were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1996      1995

Depreciation and Amortization $ 2,427   $ 2,286

Other Operating Expenses:
  Cost of Services and
   Products                     3,854     3,894
  Selling, General and
   Administrative               1,921     1,693
                                5,775     5,587
    Total Operating Expenses  $ 8,202   $ 7,873

Depreciation and Amortization increased $141 (6.2%) for the nine-month period ended September 30, 1996 compared to the same period in 1995. The increase was due primarily to higher levels of property, plant and equipment since September 30, 1995 and shorter depreciable lives subsequent to the discontinuance of SFAS No. 71. The higher levels of property, plant and equipment resulted from continued growth in business volumes and continued modernization of the network.

Other Operating Expenses are comprised of Cost of Services and Products and Selling, General and Administrative. Cost of Services and Products includes employee and employee-related expenses associated with network repair and maintenance, material and supplies expense, cost of tangible goods sold and other expenses associated with providing services. Selling, General and Administrative includes expenses related to sales activities such as salaries, commissions, benefits, travel, marketing and advertising expenses and administrative expenses. Other Operating Expenses increased $188 (3.4%) for the nine-month period ended September 30, 1996 when compared to the corresponding 1995 period.

The increase in Other Operating Expenses for the period was due principally to higher business volumes and costs related to initiatives to compete effectively, including new service offerings and intensified marketing and advertising. The increase for the period was partially offset by a decrease of approximately $97 for employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in such labor costs reflects net employee reductions in BellSouth Telecommunications' telephone operations of approximately 6,200 since September 30, 1995 primarily attributable to previously-disclosed restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees. The increases in other operating expenses were also partially offset by the sale of a subsidiary which performed computer maintenance.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1996      1995

Interest Expense                $410      $425
Other Income, net                 17        20
Provision for Income Taxes       919       944


Interest Expense decreased $15 (3.5%) for the nine-month period ended September 30, 1996 compared to the same period last year. The decrease was primarily attributable to lower average interest rates on borrowings due in part to refinancings during 1995, partially offset by higher average debt balances.

Provision for Income Taxes decreased $25 (2.6%) for the nine-month period ended September 30, 1996 over the comparable 1995 period. BellSouth Telecommunications' effective tax rates were 37.3% and 38.0% for the nine months ended September 30, 1996 and 1995, respectively.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

In February 1996, Congress passed the Telecommunications Act of 1996 (the 1996 Act). Among its provisions, the 1996 Act removes state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunnications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs) negotiate agreements for the interconnection and access to network elements on an unbundled basis, with competing companies. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority. The arbitrator must set rates for access to network elements on an unbundled basis, based on cost, and may include a reasonable profit. ILECs are also required to negotiate agreements for providing their retail services at wholesale rates for the purposes of resale by competing companies. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs to be avoided.

In connection with the requirements of the 1996 Act, on August 8, 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry (the Order). Among the issues specifically addressed by the Order are the network elements that ILECs must make available; pricing standards to be followed by states in setting rates for interconnection, access to network elements on an unbundled basis and resold services. The FCC will address access charges and universal service matters in subsequent proceedings, although an interim access charge plan will lower access charges paid by carriers that purchase unbundled network elements from ILECs. The decision also reduces rates paid by wireless carriers for connection to the wireline networks of the ILECs.

BellSouth and several other ILECs joined in an appeal of the Order to the United States Court of Appeals for the Eighth Circuit (the Court). Upon request of several state commissions and ILECs, the Court stayed the Order in part, pending appeal. Such stay relates to pricing prescriptions and certain other terms contained within the Order. The Court has scheduled oral arguments for January 17, 1997.

BellSouth Telecommunications is evaluating the impact that the Order may have on its operations. It will not be possible to assess fully its implications until all challenges thereto have been resolved and the state regulatory commissions have addressed the related matters within their jurisdictions.


State Developments

In order to comply with the requirements of the 1996 Act, all states in BellSouth Telecommunications' local service area have proceedings and other activities in progress necessary to implement open competition for local service. Among the issues being addressed in these proceedings are the level of wholesale discounts required to be offered by the ILECs to carriers providing competing local service and the price of access to network elements on an unbundled basis.

A number of carriers have been approved or have filed applications to provide local service in many of the areas in which BellSouth Telecommunications provides service. BellSouth Telecommunications has executed 27 interconnection or resale agreements with such local carriers. BellSouth Telecommunications believes that a number of these agreements address all of the 14 checklist items required for interLATA authority contained in the 1996 Act. BellSouth Telecommunications continues to negotiate with a number of other telecommunications companies and is also involved in arbitration proceedings with carriers (including AT&T, MCI and Sprint) with whom BellSouth Telecommunications has been unable to reach agreements on pricing and other provisions.

Price regulation plans have been approved or authorized by the requisite legislative or regulatory bodies in all states in the BellSouth Telecommunications local service area. Recent significant developments with respect to discounts to be offered to competing local carriers, price regulation and other related issues are discussed below.

Georgia. In second quarter 1996, the Georgia Public Service Commission ordered a wholesale discount rate to local service resellers of 20.3% for residential services and 17.3% for business services. The discount levels are to remain in effect for a twelve-month period after which the Commission will conduct a review to determine if any modifications are necessary. BellSouth Telecommunications appealed these discounts to the Superior Court of Fulton County, Georgia which affirmed the Order on October 8, 1996. The Commission also set out a time line starting in the third quarter of 1996 for electronic interface implementation with carriers providing competing local service.

Kentucky. In September 1996, the Kentucky Public Service Commission issued an order concerning local competition and universal service funds. The order set an interim, single discount rate of 19.2%. The order also provided that Commission-approved negotiated agreements for interconnection shall be the primary means for implementing local competition. The universal service fund rules established by the Commission are preliminary and interim until the FCC issues its order on this matter.

Louisiana.  In October 1996, the Louisiana Public Service
Commission approved the Administrative Law Judge's recommendation that the wholesale discount based on BellSouth Telecommunications' avoided cost be 20.72%, subject to adjustment pending further hearings on resale.

South Carolina. As previously disclosed, in December 1994, the South Carolina Public Service Commission issued an order which, in addition to a prospective rate reduction of $26 million, required a refund of approximately $29 million, plus interest, based on the 1992 adjusted earnings of BellSouth Telecommunications. The prospective rate reduction was implemented, but the refund was stayed pending judicial review of the decision. On October 23, 1996, the South Carolina Court of Common Pleas entered its order affirming the Commission's order of the refund but reversing the rate of interest applied by the Commission. BellSouth Telecommunications intends to appeal the order to the South Carolina Supreme Court. The Commission has previously postponed review of BellSouth Telecommunications' earnings in 1993 and 1994 until a resolution of the 1992 period is reached. While complete assurance cannot be given as to the outcome of these matters, BellSouth Telecommunications believes that any financial impact would not be material to its financial position, annual operating results or cash flows.


BUSINESS DEVELOPMENTS

In April 1996, BellSouth Telecommunications received approval from the Florida Public Service Commission to provide competing local service in other carriers' service areas. BellSouth Telecommunications intends to offer local service in the near future to business customers in parts of the Orlando market not previously served by BellSouth Telecommunications.

BellSouth plans to begin offering interLATA wireline service within its nine-state local service territory as soon as possible after completion of FCC, appellate court and state regulatory proceedings and satisfaction of requirements arising out of these proceedings. As a result of the appellate proceedings described in "Federal Developments," it is uncertain when BellSouth will be authorized to initiate such service.

In March, BellSouth Telecommunications began joint marketing of wireless and wireline services in select markets.

OTHER MATTERS

Affiliated Transactions

Through 1995, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the nine months ended September 30, 1995 and the year ended December 31, 1995, these fees, included in Other Operating Revenue, were $482 and $721, respectively.

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

November 12, 1996

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.