Form 10-K
period 1996-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1997-02-27
CIK 92088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
                  OF THE ACT:

                          NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS      ON WHICH REGISTERED
------------------------  ---------------------
    SEE ATTACHMENT.             NEW YORK

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

         At February 1, 1997 one share of Common Stock was outstanding.
                            ------------------------

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

DEBENTURES ISSUED BY:

South Central Bell Telephone Company

 $100,000,000  Principal Amount of Forty Year 7 3/8% Debentures, due August 1, 2012

Southern Bell Telephone and Telegraph Company

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
 $300,000,000  Principal Amount of Ten Year 6 1/2% Notes, Due June 15, 2005

                               TABLE OF CONTENTS

ITEM                                                                                      PAGE
----                                                                                      ----
                                            PART I
  1.   Business........................................................................      1
       General.........................................................................      1
       Business Operations.............................................................      1
       Telephone Company Operations....................................................      2
       Other Business Operations.......................................................      8
       Competition.....................................................................      9
       Research and Development........................................................     12
       Licenses and Franchises.........................................................     12
       Employees.......................................................................     12
  2.   Properties......................................................................     13
       General.........................................................................     13
       Capital Expenditures............................................................     14
       Environmental Matters...........................................................     14
  3.   Legal Proceedings...............................................................     14
  4.   Submission of Matters to a Vote of Shareholders (Omitted pursuant to General
        Instruction J(2))
  5.   Market for Registrant's Common Equity and Related Stockholder Matters
        (Inapplicable)

                                           PART II

  6.   Selected Financial and Operating Data...........................................     15
  7.   Management's Discussion and Analysis of Results of Operations (Abbreviated
        pursuant to General Instruction J(2))..........................................     16
       Results of Operations...........................................................     16
       Volumes of Business.............................................................     17
       Operating Revenues..............................................................     18
       Operating Expenses..............................................................     19
       Other Income Statement Items....................................................     20
       Extraordinary Losses............................................................     21
       Financing Activity..............................................................     21
       Operating Environment and Trends of the Business................................     21
       Other Matters...................................................................     24
  8.   Consolidated Financial Statements and Supplementary Data........................     25
       Report of Management............................................................     25
       Report and Consent of Independent Accountants...................................     26
       Consolidated Statements of Income and Retained Earnings.........................     27
       Consolidated Balance Sheets.....................................................     28
       Consolidated Statements of Cash Flows...........................................     29
       Notes to Consolidated Financial Statements......................................     30
  9.   Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure.....................................................................     43

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

                                           PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     43

Signatures.............................................................................     44

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

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia (the D. C. District Court) entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), formed seven holding companies including BellSouth (the Holding Companies), and transferred to them one or more of the operating telephone companies (the Operating Telephone Companies) that were formerly part of the Bell System. As a result, AT&T transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1,
1984, ownership of the Holding Companies was transferred by AT&T to its shareholders. As a result, BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight December 31, 1991.

    Under the MFJ, the Operating Telephone Companies could provide local exchange, exchange access, information access and toll telecommunications services within their assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing service between LATAs, the Operating Telephone Companies provided exchange access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), which provided toll telecommunications services between different LATAs.

    In February 1996, the President signed into law the Telecommunications Act of 1996 (the 1996 Act). This legislation provides for the development of competitive local telecommunications markets; terminates on a prospective basis the MFJ, enabling the provision by the Operating Telephone Companies of interLATA telecommunications and the design and manufacture by the Operating Telephone Companies of telecommunications and other services; and repeals the laws prohibiting the Operating Telephone Companies and their affiliates from providing video services within their service areas. The ability of the Operating Telephone Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous criteria and the development of and compliance with newly mandated federal regulations.

                              BUSINESS OPERATIONS

    Approximately 90%, 86% and 86% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from wireline telecommunications services and the remainder of revenues was derived principally from, sales and maintenance of customer premises equipment and other nonregulated services and, for 1995 and 1994, directory publishing fees.

    Certain telecommunications services and products are provided to business customers by BellSouth Business Systems, Inc. and BellSouth Communication Systems, Inc. subsidiaries of BellSouth

Telecommunications. These companies provide sales, marketing, product management and customer service for BellSouth Telecommunications' large business customers and sell, install and maintain communications equipment.

    Revenues from services provided to AT&T, BellSouth Telecommunications' largest customer, comprised approximately 11%, 12%, and 13% of 1996, 1995 and 1994 operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides, predominantly, local exchange, exchange access and intraLATA toll services within each of the 38 LATAs in its combined nine-state wireline operating area. BellSouth Telecommunications provided approximately 22,135,000 customer access lines at December 31, 1996 an overall increase of 4.7% since December 31, 1995. The increase was primarily attributable to continued economic growth in BellSouth Telecommunications' nine-state service region. Growth in second residential lines accounted for approximately 28% of the overall increase in total access lines since December 31, 1995. (See "Management's Discussion and Analysis of Results of Operations -- Volumes of Business.")

    At December 31, 1996, approximately 74% of access lines were in 44 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served primarily by non-affiliated telephone companies, which had approximately 29% of the network access lines in such states on December 31, 1996. BellSouth Telecommunications does not furnish, on a significant scale, local exchange, access or toll services in the areas served by such companies.

LOCAL AND INTRALATA TOLL SERVICES

    Charges for local services for each of the years ended December 31, 1996, 1995 and 1994 accounted for approximately 55%, 50%, and 49%, respectively, of BellSouth Telecommunications' operating revenues. Local services operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications including the following: basic local telephone service provided through the regular switched network; dedicated private line facilities for voice and special services, such as transport of data, radio and video and foreign exchange services; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local services revenue is derived from intercept and directory assistance, public telephones and various optional central office features, such as Caller ID Service, Call Waiting, Call Return and 3-Way Calling. As other telecommunications companies are authorized by regulatory agencies to compete in the provision of local service, BellSouth Telecommunications will increasingly sell to such carriers unbundled local service elements and discounted wholesale local service for resale.

    BellSouth Telecommunications offers certain enhanced services, such as MemoryCall-SM- voice messaging service, through its network. These services employ computer processing applications to alter the subscriber's transmitted information; provide the subscriber additional, different or restructured information; or involve subscriber interaction with stored information. The terms of many of these service offerings are not regulated under the rules of the Federal Communications Commission (FCC), but the FCC prescribes the method by which such services may be provided (for example, through structurally separated subsidiaries or arrangements providing access to competitive providers). During 1996, total revenue from enhanced and other optional services was approximately $1 billion.

    BellSouth Telecommunications provides intraLATA toll services within (but not between) its 38 LATAs. Such toll services provided approximately 5%, 7%, and 8% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video. In recent years, these toll revenues have decreased as local calling areas have been expanded and as competition for toll customers has intensified. This trend is expected to continue.

REGULATION OF LOCAL AND TOLL SERVICES

    BellSouth Telecommunications is subject to regulation of its intrastate services by state authorities in each state where it provides intrastate telecommunications services; such regulation covers rates, services, competition and other issues. Traditionally, BellSouth Telecommunications' rates were set in each state in its service area at levels which were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure was satisfactory in a less competitive era; however, as discussed below, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

    RATE REGULATION

    Under one form of alternative regulation, generally known as incentive regulation, economic incentives are provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns were reached, earnings were "shared" by providing refunds or price reductions to customers.

    Another alternative form of regulation, generally known as price regulation, establishes maximum prices that can be charged for certain telecommunications services. While such a plan limits the amount of increases in prices for specified services, it enhances the company's ability to adjust prices and service options to more effectively respond to changing market conditions and competition and provides an opportunity to more fully benefit from productivity enhancements. For these reasons, BellSouth Telecommunications has focused its regulatory and legislative efforts on establishing price regulation. Such plans have been approved or authorized by the requisite legislative or regulatory bodies in all nine states in BellSouth Telecommunications' wireline operating area. These plans are operational in all states except Tennessee, where judicial appeals are pending.

    The following section contains a brief description of certain regulatory proceedings in BellSouth Telecommunications, nine-state wireline territory.

ALABAMA

    From December 1988 to September 1995, an incentive regulation plan was in effect in Alabama. In response to a law enacted in 1995 permitting the Alabama Public Service Commission to authorize alternative methods of regulation that are not based on rate of return for local exchange carriers, the Alabama Commission approved a price regulation plan, effective September 1995. Under this plan, prices for basic services, including local exchange services for residence and business customers, are capped for five years, after which prices may be changed in accordance with an inflation-based formula; prices for non-basic services are capped for one year, after which aggregate price increases are limited to 10% annually; and intrastate switched access charges are reduced below interstate switched access rates. Additional terms of the price regulation plan require annual price reductions aggregating $57 million through 1999, excluding intrastate switched access reductions. Reductions related to intrastate switched access are estimated to be $25 million through 1999.

FLORIDA

    From 1988 through 1992, an incentive regulation plan was in effect in Florida. In 1994, the Florida Public Service Commission extended the plan through 1997, with required price reductions aggregating approximately $300 million over a three-year period.

    In 1995, a law was enacted which allowed qualified service providers to elect price regulation. Under price regulation, prices for basic services, (which include flat-rate residential and single-line business local exchange services), are capped for five years, after which prices may be changed in accordance with an inflation-based formula. Prices for certain non-basic services, including multi-line business service, are capped for three years at the rates in effect in July 1995; prices for other non-basic services may be adjusted annually subject to defined limitations. The price regulation provisions also provide that intrastate switched access prices will decrease by 5% annually until such rates are at parity with 1994 interstate switched access rates. In November 1995, BellSouth Telecommunications filed with the Florida Commission an election for price regulation, which became effective in January 1996. Although BellSouth Telecommunications is currently operating under price regulation, it must comply with the sharing provisions of the incentive plan described above through 1997.

GEORGIA

    From 1990 to August 1995, BellSouth Telecommunications operated under an incentive regulation plan in Georgia. In April 1995, a law was enacted which, effective in July 1995, allowed BellSouth Telecommunications to elect the price regulation plan as described in the legislation. In July 1995, BellSouth Telecommunications filed an election with the Georgia Public Service Commission; such election became effective in August 1995. Basic residence and single-line business rates are capped for five years, after which prices may be changed in accordance with an inflation-based formula. Rates for intrastate switched access services may be no higher than the rates charged for interstate switched access services.

KENTUCKY

    From 1988 to July 1995, an incentive regulation plan was in effect in Kentucky. In July 1995, the Kentucky Public Service Commission approved a price regulation plan. Under the plan, basic residential rates are capped for three years, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates are limited to rates in effect for interstate switched access. Prices for services deemed competitive under the plan can be set by BellSouth Telecommunications in response to market conditions.

    In September 1996, the Kentucky Commission issued an order concerning local competition and universal service funds. The order provided that Commission-approved negotiated agreements for interconnection shall be the primary means for implementing local competition. The universal service fund rules established by the Commission are preliminary and interim until the FCC issues its order on this matter.

LOUISIANA

    From February 1992 to April 1996, an incentive regulation plan was in effect in Louisiana. Effective April 1996, the Louisiana Public Service Commission approved a price regulation plan that will remain in effect for a six-year term, subject to review. Under the provisions of the price regulation plan, prices for basic services, which include the provision of local exchange services, are capped for five years, after which prices may be changed in accordance with an inflation-based formula. After five years, no individual basic service price can be increased by more than 10% in any twelve-month period. Prices for interconnection services are capped for three years, after which no individual service can be increased more than 10% in any twelve-month period. For non-basic services, price increases may not exceed 20% in any twelve-month period.

    In connection with the approval of price regulation, the Louisiana Commission concluded its review of BellSouth Telecommunications' earnings by requiring an aggregate $70 million price reduction, to be apportioned over a three-year period beginning April 1, 1996.

MISSISSIPPI

    From June 1990 to January 1996, an incentive regulation plan was in effect in Mississippi. In November 1995, the Mississippi Public Service Commission approved a six-year price regulation plan, effective in January 1996. Reviews of this plan will be conducted by the Mississippi Commission after three and five years. Under the provisions of the plan, prices for basic services, which include the provision of basic local telephone service, are capped for three years, after which the basic service category rates will be reduced annually to effect an annual reduction in revenues of 1% or $3.75 million, whichever is greater, for the last three years of the plan. In addition, intrastate switched access prices are capped at the same level as interstate prices over the life of the plan.

NORTH CAROLINA

    Prior to June 1996, traditional rate of return regulation was in effect in North Carolina. In April 1995, a law was enacted that allowed price regulation, and pursuant to approval by the North Carolina Utilities Commission, a price regulation plan became effective in June 1996. Under the terms of the plan, prices for residence basic local exchange services are capped for three years, after which time any price increases are limited by an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services are capped at current prices, after giving effect to specified price reductions ordered in conjunction with approval of the price regulation plan.

SOUTH CAROLINA

    Prior to 1996, BellSouth Telecommunications' rates were regulated on a traditional rate of return basis. In December 1994, the South Carolina Public Service Commission issued an order requiring that prices be reduced prospectively by approximately $26 million on an annual basis and with no change in the previously authorized return on equity of 13%. Based upon an investigation by the South Carolina Commission of BellSouth Telecommunications' 1992 earnings, refunds of approximately $29 million, plus interest, were ordered. The prospective rate reduction was implemented, but the refund was stayed pending judicial review of the decision. In October 1996, the South Carolina Court of Common Pleas entered an order affirming the South Carolina Commission's order of the refund. BellSouth Telecommunications intends to pursue an appeal of this decision. The South Carolina Commission has postponed review of BellSouth Telecommunications' earnings in 1993 and 1994 until a resolution of the 1992 period is reached. While complete assurance cannot be given as to the outcome of these matters, BellSouth Telecommunications believes that any financial impact would not be material to its financial position or annual operating results or cash flows.

    In January 1996, the South Carolina Commission approved a price regulation plan which includes provisions that basic local exchange residence and business service rates will not increase for five years, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates will be capped for three years after which prices may be changed in accordance with an inflation-based formula. The rates for non-basic services will be set by BellSouth Telecommunications, subject only to the limitation that the price for any individual service may not be increased more than 20% in a twelve-month period.

TENNESSEE

    An incentive regulation plan, which had been in effect since August 1990, ended in 1995. In June 1995, a law was enacted which allowed qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the prices for basic services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula. Prices for services other than basic services are to be adjusted based on an inflation-based formula.

    In order to implement the price regulation election, the Tennessee Public Service Commission required BellSouth Telecommunications to reduce prices by approximately $56 million on an annual basis. BellSouth Telecommunications has appealed to the Tennessee Court of Appeals. This Court has stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues.

    LOCAL SERVICE COMPETITION

    The 1996 Act requires elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs) negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purposes of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs to be avoided. BellSouth Telecommunications has executed over 40 interconnection or resale agreements with such carriers and is currently involved in arbitration proceedings with a number of other carriers, including AT&T, MCI Communications Corporation (MCI) and Sprint Corporation (Sprint).

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry (the Order). Among the issues specifically addressed by the Order are the network elements that ILECs must make available; pricing standards to be followed by states in setting rates for interconnection, access to network elements on an unbundled basis and resold services. BellSouth and several other ILECs joined in an appeal of the Order to the United States Court of Appeals for the Eighth Circuit (the Court). Upon request of several state commissions and ILECs, the Court stayed the Order in part, pending appeal. Such stay relates to pricing prescriptions and certain other terms. The Court heard oral arguments in January 1997, and a decision is pending. Notwithstanding these developments, however, as discussed above, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements and state regulatory commissions are arbitrating or have approved various terms of interconnection between BellSouth Telecommunications and other carriers. These terms may be revised, depending on, among other things, the outcome of the appeal of the Order. The arbitration results for the wholesale discount rates vary by state from approximately 15% to 21%.

    In attempting to comply with the technical requirements of interconnection, BellSouth Telecommunications expects to incur significant costs associated with the development or modification of systems necessary to make interconnection possible. For example, BellSouth Telecommunications will be required to provide for long-term number portability whereby customers switching to competing local carriers will be able to retain their telephone numbers without interruption or charge. It is unclear as to what degree BellSouth Telecommunications will be able to recover these costs.

REGULATION OF ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the equipment and facilities of its subscribers with the communications networks of Interexchange Carriers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications. Rates and other aspects of interstate access services are regulated by the FCC, and state regulatory commissions have jurisdiction over the provision of access to the Interexchange Carriers to complete intrastate telecommunications.

    Access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 30%, 29% and 29% of BellSouth Telecommunications' operating revenues for the years ended December 31, 1996, 1995 and 1994, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network and to subsidize the cost of providing local service to rural and other high-cost areas. In addition, an interstate subscriber line access charge of $3.50 per line per month applies to single-line business and residential customers. The interstate subscriber access charge for multi-line business customers varies by state but cannot exceed $6.00 per line per month.The state commissions have authorized BellSouth Telecommunications to collect from the Interexchange Carriers and, in several states, from customers charges for providing intrastate access services.

    The FCC regulates the level of access charges through a price cap plan. The price cap plan limits aggregate price changes to the rate of inflation minus an ILEC-selected productivity offset, plus or minus exogenous cost changes recognized by the FCC. Two of the productivity options in the current plan, 4.0% and 4.7%, provide defined earnings limitations with a sharing mechanism. A third option in the plan, 5.3%, removes both earnings limitations and sharing requirements. Consistent with a pricing strategy that BellSouth Telecommunications considered compatible with an increasingly competitive business environment, it selected a 5.3% productivity factor, which, together with other adjustments, has decreased interstate access revenues below what would have been produced under the other alternatives by approximately $220 million on an annual basis at 1994 access volume levels. The FCC has under consideration the issue of whether further modification of this plan is warranted.

    The 1996 Act requires the FCC to identify the local service subsidy provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers. The FCC is currently engaged in this proceeding. In addition, the FCC has commenced a proceeding to revise its access charge rules.

INTERLATA TOLL SERVICE

    As a result of the 1996 Act, BellSouth Telecommunications or an affiliate and the other Operating Telephone Companies are freed from the judicial restrictions of the MFJ that constrained the provision of interLATA communications throughout their wireline service territories and elsewhere; the 1996 Act establishes in its place a new restriction and a procedure for its removal. These companies or their affiliates may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline services, and the FCC must act on such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of a facilities-based provider offering both residential and business services or (ii) if there is no such provider, a statement that has been approved or permitted to take effect by state regulatory authorities, of the terms under which it would be willing to interconnect with a competitive local carrier; (c) will operate consistently with the separate subsidiary requirement; and (d) has presented an application consistent with the public interest. The FCC is required to consult with state regulatory authorities and the Justice Department when reviewing the application.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has filed documents with the Georgia Public Service Commission requesting that the Georgia Commission approve a statement of generally available terms and conditions as provided for in the 1996 Act and to establish that such terms and conditions meet the competitive checklist referred to above. BellSouth will file an application for each state as soon as it believes the conditions described above are met. Because of the proceedings required to obtain approval and the potential challenges of competitors and others, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states. The 1996 Act requires that in-region interLATA service be provided through a subsidiary separate from BellSouth Telecommunications.
                            ------------------------

    In addition to the above matters, BellSouth Telecommunications is a party or is subject to numerous proceedings pending before federal and state regulatory and judicial bodies. These matters involve, among other things, terms and conditions of services provided by BellSouth Telecommunications, rates charged for such services, access reform, universal service, number portability and relationships with competitive service providers and affiliates. No assurance can be given as to the outcome of any such matters.

PUBLIC TELEPHONES

    In September 1996, the FCC issued an order which requires ILECs to reassign their payphone assets from regulated telephone company accounts to separate unregulated accounts or to transfer assets to a separate subsidiary. They must also remove any subsidy of payphone operations from their regulated rates no later than April 15, 1997 and meet certain other requirements. In return, ILECs that own payphone units are given the freedom to pursue new business opportunities. BellSouth Telecommunications is currently taking action to comply with these requirements.

    Consequently, on April 1, 1997, BellSouth Telecommunications plans to transfer its payphone assets to a separate subsidiary, BellSouth Public Communications, Inc. (BPC). BPC has filed for certification as an independent payphone provider in each of the nine states where BellSouth Telecommunications provides wireline telephone service. It plans to continue to provide independent payphone services throughout BellSouth Telecommunications' territory and will selectively provide payphone services in areas served by independent telephone companies.

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

OPERATOR SERVICES

    Directory assistance and local and toll operator services are provided by BellSouth Telecommunications in its service areas. Toll operator services include alternate billing arrangements, such as collect calls, third number billing, person-to-person and calling card calls; dialing instructions; pre-billed credit; and rate information. In addition, directory assistance is provided for some other carriers which do not directly provide such services for their own customers.

                           OTHER BUSINESS OPERATIONS

DIRECTORY PUBLISHING FEES

    Prior to 1996, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the years ended December 31, 1995 and 1994, these fees, included in Other Operating Revenue, were $721, and $638, respectively.

    BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, which was effective beginning in the first quarter of 1996. For additional information, see "Management's Discussion and Analysis of Results of Operations -- Other Matters -- Affiliated Transactions."

SELLING AND MAINTAINING EQUIPMENT

    Through subsidiaries, BellSouth Telecommunications sells and maintains telecommunications equipment in the nine states where it provides wireline telephone service. The Holding Companies, AT&T and other substantial enterprises compete in the provision of these services and products. In May 1996, BellSouth Telecommunications sold its interest in DataServ Computer Maintenance Inc., a wholly-owned subsidiary that performed computer maintenance.

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

NETWORK AND RELATED SERVICES

LOCAL SERVICE

    Over the past several years, a number of states in BellSouth Telecommunications' wireline territory have passed legislation providing for local service competition. Even if a state has not passed legislation, the 1996 Act requires elimination of barriers to local service competition. The state public service commissions have granted or are in the process of considering, applications filed by a number of carriers for authority to compete with BellSouth Telecommunications. Many of these commissions have also determined the bases, including prices, on which the ILECs must furnish interconnection and other services to competing carriers. BellSouth Telecommunications expects that it will experience greater competition for its business customers, which provide a higher concentration of higher margin revenues than do its residential customers.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in metropolitan areas, including Atlanta, Georgia, Charlotte, North Carolina and Jacksonville, Miami and Orlando, Florida, and these networks offer certain high volume users a competitive alternative to the public and private line offerings of the ILECs. In addition, the networks of some cable television systems will be capable of carrying two-way interactive data messages and will be configured to provide voice communications. Furthermore, wireless services, such as cellular, personal communications service (PCS) and paging services, increasingly compete with wireline communications services.

    AT&T's domestic cellular communications business serves customers in 10 cities in BellSouth Telecommunications' local wireline territory. This allows AT&T to carry telecommunications traffic that otherwise could have been carried over the public switched and private line networks of BellSouth Telecommunications.

    As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, it is increasingly probable that BellSouth Telecommunications will face competition within its region from cable television ventures. Alliances are being formed between other Holding Companies and large corporations that operate cable television systems in many localities throughout the United States -- for example, U S West, Inc. (U S
West)/Time Warner Communications and NYNEX Corporation (NYNEX)/Viacom, Inc. U S West and Time Warner have announced plans to upgrade certain of their cable TV systems to full-service networks which would support new interactive and telephone services that would compete with the ILECs. Time Warner and U S West have made major cable system acquisitions that are expected to provide voice and video competition in BellSouth Telecommunications' service areas. U S West has acquired Atlanta's two largest cable operators and, in November 1996, acquired Continental Cablevision, Inc., a provider with a major presence in Florida. In addition, the 1996 acquisition by Time Warner of Turner Broadcasting Corporation will increase concentration in the cable and programming industries.

    Joint ventures and mergers between major telecommunications companies will result in large, well-capitalized carriers that will provide formidable competition to BellSouth across a number of markets, including local and long distance telephone service. Such transactions include the proposed mergers of SBC Communications Inc. and Pacific Telesis Group and NYNEX and Bell Atlantic Corporation and the proposed acquisition by British Telecommunications plc of MCI.

    Competition for local service revenues could adversely affect BellSouth Telecommunications' results of operations. However, the existence of competitive local service, among other things, can allow BellSouth to qualify to offer in-region interLATA service, as contemplated in the 1996 Act. (See "BellSouth Telecommunications' Competitive Strategy.")

ACCESS SERVICE

    The FCC has adopted rules requiring ILECs to offer expanded interconnection for interstate special and switched transport. As a result, BellSouth Telecommunications is required to permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for access transport.

TOLL SERVICE

    A number of firms compete with BellSouth Telecommunications in its nine-state region for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' operating territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) which customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The legislature or commissions in three states have authorized competing carriers to provide intraLATA toll presubscribed calling with a single digit access code (1+), giving them dialing parity with the ILEC in that area. Commissions in several other states are considering how and when such authorization should be implemented. However, the 1996 Act prohibits states from ordering the implementation of new toll dialing parity until the earlier of (a) three years from the enactment of the 1996 Act or (b) such time as the Operating Telephone Company has qualified to provide in-region interLATA services.

    The 1996 Act permits the other Holding Companies to offer BellSouth Telecommunications' local service customers interLATA toll service. BellSouth Telecommunications expects Holding Companies and other carriers to compete for such interLATA toll service. For example, Bell Atlantic has begun offering interLATA toll service to BellSouth Telecommunications' local service customers and other Holding Companies may do likewise. AT&T, MCI, Sprint and a number of other carriers currently provide toll service to BellSouth Telecommunications' local service customers.

PERSONAL COMMUNICATIONS SERVICE (PCS)

    In 1995, the FCC began auctioning radio spectrum for providing a type of mobile communications service commonly referred to as PCS. As opposed to cellular service, PCS service is digital, which provides greater security and clarity.

BELLSOUTH TELECOMMUNICATIONS' COMPETITIVE STRATEGY

MARKETING

    BellSouth Telecommunications has developed several strategies that govern its business decisions in the increasingly competitive telecommunications industry. Among them, BellSouth Telecommunications will (a) enhance and build its brand strength and distribution channels; (b) seek approval to provide wired long distance service and video service directly or through affiliates; (c) control costs and (d) develop and enhance joint marketing efforts with BellSouth's domestic wireless businesses.

    A substantial portion of the growth in BellSouth Telecommunications' revenues from local services is derived from the sale of second residential lines and optional calling services. These offerings are marketed in a variety of packages with varying pricing features that are designed to appeal to a wide variety of the Company's customer base. A substantial number of these sales are made by customer service representatives who are on call 24 hours a day, seven days a week, as they are contacted by subscribers on other matters.

    Many of BellSouth's other services and products, such as cellular and PCS service, and including the long distance component of these wireless services, Internet service and video services, are sold by BellSouth Telecommunications' service representatives. The marketing of many of these services is enhanced by alliances with other service providers and suppliers. For instance, Netscape Communications Corporation provides BellSouth Telecommunications' Internet users with its Web browser, and persons who visit the Netscape Web site are offered a convenient way to sign up for BellSouth Telecommunications' Internet service. Additional arrangements with Yahoo! Inc and Wired Ventures Limited further enhance BellSouth Telecommunications' Internet service marketing strategy.

    BellSouth Telecommunications' business services are marketed by customer service representatives through varied pricing and service options. BellSouth Telecommunications' products and services, such as video conferencing, ISDN service and telecommunications equipment and systems, are also demonstrated and sold through marketing arrangements with other retailers of office products, such as Office Depot. BellSouth Telecommunications markets its services and products to large and complex business customers through highly specialized applications and, where appropriate, through pricing enhancements varying according to business volumes and length of service. In addition to telephone lines, product and service offerings to these customers include Internet access, special networks, high-speed data transmission, business teleconferencing and industry-specific communications configurations.

    While BellSouth Telecommunications continues to use the names South Central Bell and Southern Bell for various purposes, its services were unified under the BellSouth brand name in October 1995 to give BellSouth Telecommunications a clear, consistent identity in the marketplace. BellSouth Telecommunications believes that the BellSouth brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this mark throughout its service territory, thereby facilitating the joint marketing efforts described above. Accordingly, significant increases in marketing and advertising costs have been and will be incurred. BellSouth advertises in the various media in its territory and in connection with major events, such as the Olympics, the Super Bowl and its sponsored PGA golf tournaments, which also offer BellSouth Telecommunications a broader platform to showcase its products and services.

REGULATORY AND LEGISLATIVE CHANGES

    BellSouth Telecommunications' primary regulatory focus has been directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth Telecommunications has sought price regulation, whereby prices of basic service are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels. BellSouth Telecommunications has price regulation plans approved or authorized in all states in its wireline territory, although the implementation of the Tennessee plan has been stayed by a court pending resolution of a number of issues.

NEW SERVICES

    Notwithstanding the inevitable loss of local service customers and other risks associated with increased competition, BellSouth Telecommunications will have the opportunity to benefit from entry into new business markets. For example, the presence of competition, among other things, can allow BellSouth to qualify to offer interLATA service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services and video and electronic commerce services.

    The 1996 Act requires elimination of previous prohibitions on telephone companies providing cable television services in their service territories, although many federal courts had already held such prohibitions unconstitutional. Although ILECs may not acquire or joint venture with established cable television providers in their wireline territories, they may provide cable television service over their own facilities. BellSouth Telecommunications has acquired several cable TV rights and is conducting a trial of cable TV service to assess the extent to which it wishes to enter this business.

    In 1996, BellSouth Telecommunications began providing Internet access, a customized version of Netscape Navigator-TM-, electronic mail, an optional site-blocking feature, and a gateway to local and national information and electronic Yellow Pages.

WORK FORCE REDUCTION

    In 1995, BellSouth Telecommunications completed the restructuring of its telephone operations that was announced in 1993. Also, BellSouth Telecommunications announced in 1995 a plan to reduce its work force by approximately 11,300 additional employees by the end of 1997. For a discussion of the work force reduction see "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction Charge."

                            RESEARCH AND DEVELOPMENT

    The majority of BellSouth Telecommunications' research and development activity is conducted at Bell Communications Research, Inc. (Bellcore), one-seventh of which is owned by BellSouth Telecommunications, with the remainder owned by the other Holding Companies. Bellcore provides research and development and other services for its owners and is the central point of contact for coordinating the Federal government's telecommunications requirements relating to national security and emergency preparedness.

    In November 1996, Science Applications International Corporation agreed to purchase Bellcore. BellSouth has contracted with Bellcore for ongoing support of engineering and systems. In addition, the Holding companies formed the National Telecommunications Alliance to support their commitment to national security and emergency preparedness.

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

                                   EMPLOYEES

    At December 31, 1996, 1995 and 1994 BellSouth Telecommunications employed approximately 63,800, 71,400, and 76,700 persons, respectively. Of these amounts at these dates, approximately 62,400, 68,600, and 73,800 persons were telephone employees. About 74% of these employees at December 31, 1996 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. In October 1995, members of the CWA ratified new three-year contracts with BellSouth Telecommunications. These contracts were effective in August 1995. The contracts include basic wage increases of 10.9% (compounded) over three years. In addition, the agreement provided a cash payment of $1,100 to each eligible employee upon ratification and further provides payments of $1,100 per eligible employee in cash or $1,210 in BellSouth stock, at the option of the employee, on the 1996 and 1997 contract anniversary dates. Other terms of the agreement include discontinuance of annual wage adjustments based on cost of living increases and discontinuance of annual incentive payments.

    During 1995, BellSouth Telecommunications completed the 1993 plan to reduce its work force by approximately 10,200 employees. Also during 1995, BellSouth Telecommunications announced a plan to reduce its work force by approximately 11,300 employees by the end of 1997. Including a reduction of approximately 800 employees which occured in December 1995, BellSouth Telecommunications has reduced its work force by approximately 7,000 employees under the 1995 plan through December 1996. (See "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction Charge.")

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth Telecommunications' properties do not lend themselves to description by character and location of principal units. BellSouth Telecommunications' investment in property, plant and equipment consisted of the following at December 31:

                                             1996         1995
                                          -----------  -----------
Outside plant...........................         45%          46%
Central office equipment................         38           37
Land and buildings......................          7            7
Furniture and fixtures..................          6            5
Operating and other equipment...........          3            4
Plant under construction................          1            1
                                                ---          ---
                                                100%         100%
                                                ---          ---
                                                ---          ---

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth Telecommunications currently self-insures all of its outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including, fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings and on land owned by BellSouth Telecommunications. Many garages, business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems. The BellSouth Telecommunications network has been transitioned from an analog to a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $37,155 million at January 1, 1992 to $45,762 million at December 31, 1996, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to further modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth Telecommunications in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth Telecommunications' capital expenditures for 1992 through 1996 were as follows:

                                                                  MILLIONS
                                                                  ---------
1996............................................................  $   3,206
1995............................................................      3,123
1994............................................................      2,971
1993............................................................      2,995
1992............................................................      2,846

    BellSouth Telecommunications currently projects capital expenditures to be approximately $3.4 billion for 1997. In 1996 BellSouth Telecommunications generated substantially all of its funds for capital expenditures internally. In 1997, such capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions related to the divestiture from AT&T. As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth Telecommunications has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1996, BellSouth Telecommunications' recorded liability related primarily to remediation of these sites was approximately $35 million.

    BellSouth Telecommunications monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth Telecommunications' recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth Telecommunications continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to its financial position or annual operating results or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

    BellSouth Telecommunications and its subsidiaries are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, BellSouth Telecommunications believes that any financial impact would not be material to its financial position or annual operating results or cash flows. See Note O to the Consolidated Financial Statements.

                                    PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
       (DOLLARS IN MILLIONS)

                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
Operating Revenues......................  $14,776    $14,540    $14,040    $13,580    $13,182
Operating Expenses (1)..................   11,069     11,759     10,452     11,591     10,258
                                          --------   --------   --------   --------   --------
Operating Income........................    3,707      2,781      3,588      1,989      2,924
Interest Expense........................      552        573        549        562        583
Other Income, net.......................       20         27         18         21         75
                                          --------   --------   --------   --------   --------
Income Before Income Taxes and
 Extraordinary Losses...................    3,175      2,235      3,057      1,448      2,416
Provision for Income Taxes..............    1,170        818      1,105        461        801
                                          --------   --------   --------   --------   --------
Income Before Extraordinary Losses......    2,005      1,417      1,952        987      1,615
Extraordinary Losses, net of tax (2)....    --        (2,796)     --           (87)       (41)
Accounting Change, net of tax...........    --         --         --           (65)     --
                                          --------   --------   --------   --------   --------
  Net Income (Loss).....................  $ 2,005    $(1,379)   $ 1,952    $   835    $ 1,574
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------
Total Assets............................  $23,038    $23,933    $27,372    $27,095    $26,442
Capital Expenditures....................  $ 3,206    $ 3,123    $ 2,971    $ 2,995    $ 2,846
Long-Term Debt..........................  $ 6,671    $ 6,853    $ 6,512    $ 6,547    $ 6,336
Ratio of Earnings to Fixed Charges......     6.02       4.38       5.68       3.17       4.53
Return to Average Common Equity.........     24.6%     (14.4%)     18.0%       7.3%      13.8%
Debt Ratio at End of Period (3).........     49.4%      51.9%      41.0%      41.3%      38.5%

Telephone Employees (4).................   62,425     68,585     73,764     77,958     79,453
Other Operations Employees..............    1,372      2,797      2,944      3,457      3,413
                                          --------   --------   --------   --------   --------
  Total Employees.......................   63,797     71,382     76,708     81,415     82,866
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------

Telephone Employees per 10,000 Access
 Lines..................................     28.2       32.5       36.5       40.3       42.6

Business Volumes: (5)
  Network Access Lines in Service
   (thousands)..........................   22,135     21,133     20,220     19,333     18,650
  Access Minutes of Use (millions):
    Interstate..........................   67,690     62,411     57,778     53,345     50,546
    Intrastate..........................   21,171     19,197     16,888     15,261     13,994
  Toll Messages (millions)..............    1,023      1,374      1,559      1,511      1,462

------------------------
(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663. See Note J to the Consolidated Financial Statements. Operating Expenses for 1993 include a charge for restructuring of $1,136, which reduced net income by $697.

(2) For 1995, reflects charges of $2,718 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of
    Certain Types of Regulation," and $78 related to the refinancing of long-term debt issues. See Notes L and E to the Consolidated Financial Statements.

(3) The debt ratio at December 31, 1995 has been adjusted to exclude $485 of debentures redeemed in January 1996.

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

    Approximately 90% and 86% of BellSouth Telecommunications' Total Operating Revenues for the years ended December 31, 1996 and 1995, respectively, were from wireline services. Charges for local, access and toll services for the year ended December 31, 1996 accounted for approximately 61%, 33% and 6%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services and, for 1995 and 1994, directory publishing fees.

RESULTS OF OPERATIONS

                                                                 1996       1995      % CHANGE
                                                               ---------  ---------  -----------
Income Before Extraordinary Losses...........................  $   2,005  $   1,417       41.5%
Extraordinary Loss for Discontinuance of SFAS No. 71, net of
 tax.........................................................     --         (2,718)     --
Extraordinary Loss on Early Extinguishment of Debt, net of
 tax.........................................................     --            (78)     --
                                                               ---------  ---------
Net Income (Loss)............................................  $   2,005  $  (1,379)     --
                                                               ---------  ---------
                                                               ---------  ---------

    For a discussion of the extraordinary losses in 1995, see "Extraordinary Losses" below.

    Income Before Extraordinary Losses increased $588 (41.5%) compared to 1995. The increase was primarily due to the after-tax work force reduction charge in 1995 of $663. For a discussion of such charge, see "Operating Expenses -- Work Force Reduction Charge" below. Also contributing to the increase were growth in key business volumes, driven by continued growth of access lines, and cost control measures, including salary and wage savings attributable to the work
force  reduction  and   restructuring  plans   initiated  in   1995  and   1993,
respectively.

    See "Other Matters -- Affiliated Transactions."

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (thousands):

                                                        1996       1995      % CHANGE
                                                      ---------  ---------  ------------
By Type:
  Residence.........................................     15,136     14,653        3.3%
  Business..........................................      6,732      6,225        8.1
  Other.............................................        267        255        4.7
                                                      ---------  ---------
      Total Access Lines............................     22,135     21,133        4.7
                                                      ---------  ---------
                                                      ---------  ---------
By State:
  Florida...........................................      5,899      5,597        5.4
  Georgia...........................................      3,772      3,550        6.3
  Tennessee.........................................      2,544      2,435        4.5
  North Carolina....................................      2,213      2,101        5.3
  Louisiana.........................................      2,178      2,108        3.3
  Alabama...........................................      1,857      1,792        3.6
  South Carolina....................................      1,344      1,292        4.0
  Mississippi.......................................      1,193      1,158        3.0
  Kentucky..........................................      1,135      1,100        3.2
                                                      ---------  ---------
      Total Access Lines............................     22,135     21,133        4.7
                                                      ---------  ---------
                                                      ---------  ---------

    The total number of access lines in service increased by approximately 1,002,000 (4.7%) to 22,135,000 since December 31, 1995, compared to a 4.5% rate of increase in 1995. Business and residence access lines increased by 8.1% and 3.3%, respectively, compared to growth rates of 7.9% and 3.2% in 1995. The number of second residence lines, included in total residence lines, increased by 285,000 (22.4%) to 1,556,000 and accounted for 59.0% and 28.4% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1995. Such second residence lines are generally used for home office purposes, access to on-line computer services and children's phones. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

    Access Minutes of Use (millions):

                                                        1996       1995      % CHANGE
                                                      ---------  ---------  ------------
Interstate..........................................     67,690     62,411        8.5%
Intrastate..........................................     21,171     19,197       10.3
                                                      ---------  ---------
  Total Access Minutes of Use.......................     88,861     81,608        8.9
                                                      ---------  ---------
                                                      ---------  ---------

    Access minutes of use represent the volume of traffic carried by interexchange carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1996, total access minutes of use increased by 7,253 million (8.9%) compared to an increase of 9.3% in 1995. The 1996 increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' network. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services, which causes a decrease in minutes of use.

                                                          1996       1995       % CHANGE
                                                        ---------  ---------  -------------
Toll Messages (millions)..............................      1,023      1,374       (25.5%)

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Toll messages decreased by 351 million (25.5%) in 1996 compared to a decrease of 11.9% in 1995. The decrease in 1996 was primarily attributable to the expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and, to a lesser extent, increased competition from interexchange carriers in the intraLATA toll market. While the respective impacts of such factors cannot be precisely quantified, BellSouth Telecommunications estimates that about 70% of the decline in toll messages was attributable to expanded LACPs and about 30% was due to increased competition. These plans and future implementation of other such plans in BellSouth Telecommunications' service region, coupled with competition from the interexchange carriers in the intraLATA toll market, will adversely impact future toll message volumes. The expansion of LACPs and some effects of competition result in the transfer of calls from toll to the local service and access categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

OPERATING REVENUES

    For a discussion of the impact of impending local service competition on revenues and volumes of business, see "Operating Environment and Trends of the Business."

    Total Operating Revenues increased $236 (1.6%) in 1996. The components of Total Operating Revenues were as follows:

                                                     1996       1995      % CHANGE
                                                   ---------  ---------  -----------
Local Service....................................  $   8,082  $   7,294       10.8%
Interstate Access................................      3,553      3,275        8.5
Intrastate Access................................        812        884       (8.1)
Toll.............................................        794      1,009      (21.3)
Other............................................      1,535      2,078      (26.1)
                                                   ---------  ---------
  Total Operating Revenues.......................  $  14,776  $  14,540        1.6
                                                   ---------  ---------
                                                   ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and optional services, such as custom calling features and custom dialing packages. (Revenues from cellular interconnection and other mobile services are included in Other operating revenues for both periods presented.) Local Service revenues increased $788 (10.8%) in 1996.

    The increase in 1996 was due primarily to an increase of 1,002,000 access lines since December 31, 1995. Also contributing were an increase of $248 due to higher customer demand for optional services and net rate increases of $88 which include benefits related to the effects of expanded LACPs.

    INTERSTATE ACCESS revenues result from the provision of access services to interexchange carriers to provide telecommunications services between states and from end-user charges collected from residential and business customers. Interstate Access revenues increased $278 (8.5%) in 1996.

    The 1996 increase was due primarily to growth in minutes of use of 8.5%, an increase of $69 due to higher demand for special access services and an increase in end-user charges of $58 attributable to growth in the number of access lines in service. Such increases were offset by net rate reductions since December 31, 1995 of $25.

    INTRASTATE ACCESS revenues result from the provision of access services to interexchange carriers which provide telecommunications services between LATAs within a state. In 1996, Intrastate Access revenues decreased $72 (8.1%). Such decrease was due primarily to net rate reductions of $160, partially offset by 10.3% growth in minutes of use.

    TOLL revenues are received from the provision of long-distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $215 (21.3%) in 1996.

    The decrease for 1996 was primarily attributable to the expansion of LACPs and increased competition from interexchange carriers, the effect of which reduced toll messages by 25.5%. The decrease was partially offset by a retroactive independent company settlement in 1995 which reduced revenues by $31 in that period. The overall decline in intraLATA toll revenues is expected to continue over the long term.

    OTHER revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services, publishing fees (1995 only) and other nonregulated services (primarily inside wire, billing and collection and voice messaging services). Other revenues decreased $543 (26.1%) in 1996.

    The decrease is primarily due to the elimination of directory publishing fees, which were $721 in 1995 (see "Other Matters -- Affiliated Transactions" below) and the sale of a subsidiary which performed computer maintenance. The decreases were partially offset by higher prices and demand for nonregulated services, product sales and fees as well as incremental rate impacts related to potential sharing under certain state reguatory plans.

    See "Other Matters -- Affiliated Transactions."

OPERATING EXPENSES

    Total Operating Expenses decreased $690 (5.9%) in 1996. The decrease was primarily attributable to the effects of the 1995 work force reduction charge of $1,082. Excluding the effect of the work force reduction charge in 1995, total operating expenses increased $392 (3.7%) in 1996. The components of Total Operating Expenses were as follows:

                                                     1996       1995      % CHANGE
                                                   ---------  ---------  -----------
Depreciation and Amortization....................  $   3,255  $   3,065        6.2%
                                                   ---------  ---------
Other Operating Expenses:
  Cost of Services and Products..................      5,133      5,268      (2.6)
  Selling, General and Administrative............      2,681      2,344       14.4
                                                   ---------  ---------
                                                       7,814      7,612        2.7
                                                   ---------  ---------
  Subtotal.......................................     11,069     10,677        3.7
  Work Force Reduction Charge....................     --          1,082      --
                                                   ---------  ---------
    Total Operating Expenses.....................  $  11,069  $  11,759       (5.9)
                                                   ---------  ---------
                                                   ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $190 (6.2%) in 1996. The increase was due primarily to higher levels of property, plant and equipment and shorter depreciable lives subsequent to the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The higher levels of property, plant and equipment resulted from continued growth in the customer base and modernization of the network.

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

    Other Operating Expenses increased $202 (2.7%) in 1996. The increase for the period was due primarily to higher business volumes, new service offerings and intensified marketing and advertising. The increase was partially offset by a decrease of approximately $162 for employee-related costs in the wireline telephone operations, and the sale in 1996 of a subsidiary which performed computer maintenance. The decrease in employee-related costs reflects employee reductions attributable to the restructuring and work force reduction plans, partially offset by annual compensation increases for management and represented employees.

    WORK FORCE REDUCTION CHARGE. In the fourth quarter of 1995, BellSouth Telecommunications recognized a pretax charge of $1,082 ($663 after tax), comprised of $942 ($577 after tax) related to planned work force reductions by the end of 1997, $85 ($52 after tax) for expected severance benefit payments after 1997 and $55 ($34 after tax) for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995.

    1995 WORK FORCE REDUCTION. The $942 pretax charge was comprised of approximately $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to employees expected to receive severance benefits under preexisting separation plans, and approximately $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions.

    Under this plan, BellSouth Telecommunications expects to reduce the work force of the wireline telephone operations by approximately 11,300 employees by the end of 1997. The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations. Including a reduction of approximately 800 employees which occurred in December 1995, BellSouth Telecommunications has reduced its work force by approximately 7,000 employees under the 1995 plan through December 31, 1996.

    Once the plan to reduce 11,300 employees is completed, annual net employee cost savings are estimated to be approximately $500 after considering increased costs for outsourced services.

    POSTEMPLOYMENT BENEFITS AND OTHER CHARGES. The pretax charge of $85 represents estimated future postemployment severance benefits to be paid after 1997, also in accordance with the provisions of SFAS No. 112. This component was based on BellSouth Telecommunications' belief that work force reductions will continue under existing separation plans, although at reduced separation benefit levels.

    A pretax charge of $55 was also recorded related to additional net curtailment losses in connection with a restructuring plan initiated in 1993 and completed in 1995. This charge resulted primarily from a greater number of retirement-eligible employees separating under the plan than was originally expected.

OTHER INCOME STATEMENT ITEMS

                                                                    1996       1995       % CHANGE
                                                                  ---------  ---------  ------------
Interest Expense................................................  $     552  $     573        (3.7)%
Other Income, net...............................................         20         27       (25.9)
Provision for Income Taxes......................................      1,170        818        43.0

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest expense decreased $21 (3.7%) in 1996. The decrease was primarily attributable to lower average interest rates on borrowings due in part to refinancings during 1995, partially offset by higher average debt balances in 1996.

    PROVISION FOR INCOME TAXES increased $352 (43.0%) in 1996. BellSouth Telecommunications' effective tax rates were 36.9% and 36.6% in 1996 and 1995, respectively. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note K to the Consolidated Financial Statements.

EXTRAORDINARY LOSSES

    DISCONTINUANCE OF SFAS NO. 71. In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue SFAS No. 71 for financial reporting purposes. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The extraordinary charge reflects $3,002 (after tax) to reduce the recorded value of long-lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for nonregulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reported its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

    See Note L to the Consolidated Financial Statements.

    EARLY EXTINGUISHMENT OF DEBT. During 1995, BellSouth Telecommunications recognized extraordinary losses of $78 (net of a current tax benefit of $49) related to the early extinguishment of outstanding debt issues. See Note E to the Consolidated Financial Statements.

FINANCING ACTIVITY

    During 1995, BellSouth Telecommunications issued $300 of long-term debt and, with the net proceeds, refinanced outstanding short-term debt. Also during 1995, BellSouth Telecommunications issued approximately $1,900 of long-term debt to refinance $1,885 of outstanding long-term debentures, including $485 of debentures redeemed in January 1996. The funds to redeem the $485 of debentures in January 1996 are included in Cash and Cash Equivalents in the Consolidated Balance Sheet at December 31, 1995. In addition, Cash and Cash Equivalents at December 31, 1995 includes $500 which was used to reduce commercial paper on January 2, 1996.

    BellSouth Telecommunications has committed credit lines aggregating $1,396 with various banks. BellSouth Telecommunications also maintains uncommitted credit lines of $75. There were no borrowings under the lines of credit at December 31, 1996. As of February 14, 1997, shelf registration statements were on file with the Securities and Exchange Commission under which $1,200 of debt securities could be publicly offered.

    BellSouth Telecommunications' debt to total capitalization ratio, adjusted in 1995 to exclude $485 of debentures redeemed in January 1996, decreased to 49.4% at December 31, 1996 from 51.9% at December 31, 1995. The decrease was primarily caused by a reduction in short-term borrowings and an increase in shareholder's equity due to earnings during 1996.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    REGULATORY ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services, competition and other issues. BellSouth Telecommunications' primary regulatory focus has been directed toward modifying the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth Telecommunications has sought price regulation, whereby prices of basic service are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels. BellSouth Telecommunications has price regulation plans approved or authorized in all states in its wireline territory, although the implementation of the Tennessee plan has been stayed by a court pending resolution of a number of issues. At the federal level, BellSouth Telecommunications is operating under a price regulation plan established by the Federal Communications Commission (FCC) in 1995.This plan provided a productivity option, which BellSouth Telecommunications selected, that eliminated both earnings limitations and sharing requirements.

    ECONOMY. The nation's output of goods and services, which grew 2.0% in 1995, grew at a moderate rate of 2.3% in 1996. Employment in nonfarm business establishments grew 2.2% during the year and the unemployment rate averaged 5.4%. The economy of the nine-state region served by BellSouth Telecommunications' wireline telephone business grew slightly faster than the national economy. The number of jobs in nonfarm businesses grew 2.3% as the unemployment rate averaged 5.0% for the year. Real income expanded at an estimated 3.7%. Net migration added approximately 400,000 persons, accounting for half of the region's population growth. The demand for telecommunications services in the region reflected the strength of its economic and population growth. Moderate economic expansion is expected during 1997, as tight labor markets, slow labor force growth, and modest productivity growth act to constrain the pace of growth. The region's cost advantages and strong net migration should bring an economic growth rate comparatively better than the nation's and further increase the demand for telecommunications services. However, increasing competition makes BellSouth Telecommunications' financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater demand elasticities for its products and services.

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

    THE 1996 ACT. The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that BellSouth Telecommunications negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. BellSouth Telecommunications is also required to negotiate to provide retail services at wholesale rates for the purposes of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at BellSouth Telecommunications' retail rates less costs to be avoided. BellSouth Telecommunications has executed over 40 interconnection or resale agreements with such carriers and is currently involved in arbitration proceedings with a number of other carriers, including AT&T, MCI and Sprint. The arbitration results for the wholesale discount rates vary by state from approximately 15% to 21%.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry (the Order). Among the issues specifically addressed by the Order are the network elements that BellSouth Telecommunications must make available; pricing standards to be followed by states in setting rates for interconnection; access to network elements on an unbundled basis and resold services. BellSouth Telecommunications and several other incumbent local exchange carriers (ILECs) joined in an appeal of the Order to the United States Court of Appeals for the Eighth Circuit (the Court). Upon request of several state commissions and ILECs, the Court stayed the Order in part, pending appeal. Such stay relates to pricing prescriptions and certain other terms. The Court heard oral arguments in January 1997, and a decision is pending. Notwithstanding these developments, however, as discussed above, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements and state regulatory commissions are arbitrating or have approved various terms of interconnection between BellSouth Telecommunications and other carriers. These terms may be revised, depending on, among other things, the outcome of the appeal of the Order.

    The 1996 Act also requires the FCC to identify the local service subsidy provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers. The FCC is currently engaged in this proceeding. In addition, the FCC has commenced a proceeding to revise its access charge rules. Until final orders are issued by the FCC and any judicial appeals have been concluded, it will not be possible to determine the impact on access charge revenues; however, an interim access charge plan provides for lower access charges paid by carriers that purchase unbundled network elements from ILECs or that connect wireless communications with the wireline networks of the ILECs.

    In attempting to comply with the technical requirements of interconnection, BellSouth Telecommunications expects to incur significant costs associated with the development or modification of systems necessary to make interconnection possible. For example, BellSouth Telecommunications will be required to provide for long-term number portability whereby customers switching to competing local carriers will be able to retain their telephone numbers without interruption. It is unclear as to what degree BellSouth Telecommunications will be able to recover these costs.

    Until the FCC issues final orders on matters such as access reform, universal service and number portability, as well as other matters, and any judicial appeals have been concluded, it will not be possible to determine the impact the 1996 Act will have on BellSouth Telecommunications' financial position or annual operating results or cash flows.

    BELLSOUTH TELECOMMUNICATIONS COMPETITIVE STRATEGY. BellSouth Telecommunications has developed several strategies that govern its business decisions in the increasingly competitive telecommunications industry. Among them, BellSouth Telecommunications will (a) enhance and build its brand strength and distribution channels; (b) seek approval to provide wired long distance service and video service directly or through affiliates; (c) control costs and
(d) develop and enhance joint marketing efforts with BellSouth's domestic wireless businesses.

    NEW SERVICES. Notwithstanding the inevitable loss of local service customers and other risks associated with increased competition, BellSouth Telecommunications will have the opportunity to benefit from entry into new business markets. For example, the presence of competition, among other things, can allow BellSouth to qualify to offer interLATA service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive in the future, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services and video and electronic commerce services.

    The 1996 Act requires elimination of previous prohibitions on telephone companies providing cable television services in their service territories,
although   many   federal   courts   had   already   held   such    prohibitions
unconstitutional. Although ILECs may not acquire or joint venture with established cable television providers in their wireline territories, they may provide cable television service over their own facilities. BellSouth Telecommunications has acquired several cable TV rights and is conducting a trial of cable TV service to assess the extent to which it wishes to enter this business.

    JOINT MARKETING. The 1996 Act allows BellSouth Telecommunications to market wireless and other services jointly with its wireline local exchange services; previously, separate marketing was required. This change has enabled BellSouth Telecommunications to more efficiently offer and provide integrated telecommunications. In March 1996, BellSouth Telecommunications began joint marketing of wireless and wireline services in selected markets. In addition, as permitted by the 1996 Act, BellSouth Telecommunications intends to jointly market other services such as video, internet access and, eventually, interLATA service with its wireline services.

    1995 WORK FORCE REDUCTION. As another part of its competitive strategy, BellSouth Telecommunications announced in 1995 a plan to reduce its work force by approximately 11,300 employees by the end of 1997. Also, in 1995, BellSouth Telecommunications completed the restructuring of its telephone operations that had been announced in 1993.

OTHER MATTERS

    AFFILIATED TRANSACTIONS. Prior to 1996, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the years ended December 31, 1995 and 1994, these fees, included in Other Operating Revenue, were $721 and $638, respectively.

    BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, which was effective beginning in the first quarter of 1996. Under the new contract, BellSouth Telecommunications generated fees of approximately $78 in 1996. As a result, BellSouth Telecommunications' 1996 revenues related to directory publishing activities of BAPCO decreased $643 compared to 1995.

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

    The integrity and objectivity of the data in these financial statements, including estimates and judgments relating to matters not concluded by the end of the year, are the responsibility of the management of BellSouth Telecommunications. Management has also prepared all other information included therein unless indicated otherwise.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal control and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1996, the system of internal controls was adequate to accomplish the objectives discussed herein.

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

February 3, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note L to the consolidated financial statements, BellSouth Telecommunications discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995.

                                          /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 3, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Telecommunications, Inc. on Form S-3 (File Nos. 33-63661 and 333-00649) of our report, dated February 3, 1997, which includes an explanatory paragraph stating that the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995, on our audits of the consolidated financial statements of BellSouth Telecommunications, Inc. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which report is included in this annual report on Form 10-K.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 25, 1997

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN MILLIONS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                     1996          1995          1994
                                                                                   ---------     ---------     ---------
Operating Revenues:
  Local service................................................................    $   8,082     $   7,294     $   6,863
  Interstate access............................................................        3,553         3,275         3,127
  Intrastate access............................................................          812           884           908
  Toll.........................................................................          794         1,009         1,190
  Other........................................................................        1,535         2,078         1,952
                                                                                   ---------     ---------     ---------
    Total Operating Revenues...................................................       14,776        14,540        14,040
                                                                                   ---------     ---------     ---------
Operating Expenses:
  Cost of services and products................................................        5,133         5,268         5,235
  Depreciation and amortization................................................        3,255         3,065         2,954
  Selling, general and administrative..........................................        2,681         2,344         2,263
  Work force reduction charge (Note J).........................................       --             1,082        --
                                                                                   ---------     ---------     ---------
    Total Operating Expenses...................................................       11,069        11,759        10,452
                                                                                   ---------     ---------     ---------
Operating Income...............................................................        3,707         2,781         3,588
Interest Expense...............................................................          552           573           549
Other Income, net..............................................................           20            27            18
                                                                                   ---------     ---------     ---------
Income Before Income Taxes and Extraordinary Losses............................        3,175         2,235         3,057
Provision for Income Taxes (Note K)............................................        1,170           818         1,105
                                                                                   ---------     ---------     ---------
Income Before Extraordinary Losses.............................................        2,005         1,417         1,952
Extraordinary Loss for Discontinuance of SFAS No. 71,
 net of tax (Note L)...........................................................       --            (2,718)       --
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)...........................................................       --               (78)       --
                                                                                   ---------     ---------     ---------
    Net Income (Loss)..........................................................    $   2,005     $  (1,379)    $   1,952
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------
Retained Earnings:
  At beginning of year.........................................................    $     555     $   3,522     $   3,180
  Net income (loss)............................................................        2,005        (1,379)        1,952
  Dividends declared...........................................................       (1,690)       (1,588)       (1,610)
                                                                                   ---------     ---------     ---------
  At end of year...............................................................    $     870     $     555     $   3,522
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents................................................................  $     100  $   1,084
  Accounts receivable, net of allowance for uncollectibles of $67 and $94..................      2,807      2,941
  Material and supplies....................................................................        327        347
  Other current assets.....................................................................        355        281
                                                                                             ---------  ---------
    Total Current Assets...................................................................      3,589      4,653
                                                                                             ---------  ---------
Investments and Advances (Note B)..........................................................        297        279
Property, Plant and Equipment, net (Note C)................................................     18,739     18,744
Deferred Charges and Other Assets..........................................................        413        257
                                                                                             ---------  ---------
    Total Assets...........................................................................  $  23,038  $  23,933
                                                                                             ---------  ---------
                                                                                             ---------  ---------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Debt maturing within one year (Note E)...................................................  $   1,435  $   2,265
  Accounts payable.........................................................................      1,126      1,332
  Other current liabilities (Note D).......................................................      2,194      1,934
                                                                                             ---------  ---------
    Total Current Liabilities..............................................................      4,755      5,531
                                                                                             ---------  ---------
Long-Term Debt (Note E)....................................................................      6,671      6,853
                                                                                             ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes........................................................      1,079      1,000
  Unamortized investment tax credits.......................................................        278        355
  Other liabilities and deferred credits (Note F)..........................................      2,004      2,227
                                                                                             ---------  ---------
    Total Deferred Credits and Other Liabilities...........................................      3,361      3,582
                                                                                             ---------  ---------
Shareholder's Equity:
  Common stock, one share, no par value....................................................      7,381      7,412
  Retained earnings........................................................................        870        555
                                                                                             ---------  ---------
    Total Shareholder's Equity.............................................................      8,251      7,967
                                                                                             ---------  ---------
      Total Liabilities and Shareholder's Equity...........................................  $  23,038  $  23,933
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $    2,005  $   (1,379) $    1,952
  Adjustments to net income (loss):
    Depreciation and amortization.............................................       3,255       3,065       2,950
    Provision for uncollectibles..............................................         137         124         111
    Deferred income taxes and unamortized investment tax credits..............         (56)     (1,973)        (35)
    Extraordinary loss for discontinuance of SFAS No. 71......................      --           4,449      --
    Extraordinary loss on early extinguishment of debt........................      --             127      --
    Payment of call premium...................................................      --             (74)     --
    Work force reduction charge...............................................      --           1,082      --
    Net change in:
      Accounts receivable and other current assets............................         (57)       (454)       (483)
      Accounts payable and other current liabilities..........................        (608)       (632)       (400)
      Deferred charges and other assets.......................................        (155)        (33)         78
      Other liabilities and deferred credits..................................         413          62         299
    Other reconciling items, net..............................................         (66)          3         (14)
                                                                                ----------  ----------  ----------
      Net cash provided by operating activities...............................       4,868       4,367       4,458
                                                                                ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................      (3,206)     (3,123)     (2,971)
  Other investing activities, net.............................................          15           1         123
                                                                                ----------  ----------  ----------
      Net cash used for investing activities..................................      (3,191)     (3,122)     (2,848)
                                                                                ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.........................................      15,125      14,410      13,100
  Repayments of short-term borrowings.........................................     (15,626)    (13,817)    (13,003)
  Proceeds from long-term debt................................................      --           2,202      --
  Repayments of long-term debt................................................        (485)     (1,430)     --
  Advances from parent and affiliates.........................................         473         613         435
  Repayments of advances from parent and affiliates...........................        (486)       (610)       (437)
  Dividends paid to parent....................................................      (1,649)     (1,594)     (1,621)
  Equity investment of parent.................................................      --               9         (59)
  Other financing activities, net.............................................         (13)        (38)        (15)
                                                                                ----------  ----------  ----------
      Net cash used for financing activities..................................      (2,661)       (255)     (1,600)
                                                                                ----------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents..........................        (984)        990          10
Cash and Cash Equivalents at Beginning of Period..............................       1,084          94          84
                                                                                ----------  ----------  ----------
Cash and Cash Equivalents at End of Period....................................  $      100  $    1,084  $       94
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

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

    BellSouth Telecommunications' Operating Revenues were primarily from wireline services. Charges for local, access and toll services for the year ended December 31, 1996 accounted for approximately 61%, 33% and 6%, respectively, of those wireline revenues. The remainder of BellSouth Telecommunications' Operating Revenues was derived principally from directory publishing fees (1995 and 1994 only), sales and maintenance of customer premises equipment and other nonregulated services.

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of BellSouth Telecommunications and subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

    BASIS OF ACCOUNTING. BellSouth Telecommunications consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

    Effective June 30, 1995, BellSouth Telecommunications discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note L for further discussion of the impacts of discontinuance of SFAS No. 71.

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

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. Other depreciable plant is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable plant are recognized in the year of disposition as an element of other nonoperating income.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access and toll, are recognized monthly as services are provided. Prior to 1996, directory publishing fees were recognized upon publication of the related directories by an affiliated company. Beginning in 1996, BellSouth Telecommunications no longer receives fees for publication rights related to the directory publishing activities of affiliated companies. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $137, $124 and $111 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Revenues from services provided to AT&T Corp., BellSouth Telecommunications' largest customer, were approximately 11%, 12% and 13% of consolidated operating revenues for 1996, 1995 and 1994, respectively.

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

NOTE B -- INVESTMENTS AND ADVANCES
    At December 31, 1996 and 1995, Investments and Advances consists primarily of the cost of 8,922,014 and 8,132,474 shares of BellSouth common stock, respectively. These shares are held in grantor trusts established by BellSouth Telecommunications to provide partial funding for the benefits payable under certain nonqualified benefit plans. Dividend income earned from the BellSouth shares, included as a component of Other Income, net, was $12, $11 and $10 for 1996, 1995 and 1994, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE C -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                           1996       1995
                                                                         ---------  ---------
Outside plant..........................................................  $  20,866  $  20,092
Central office equipment...............................................     17,442     16,132
Building and building improvements.....................................      2,979      2,879
Furniture and fixtures.................................................      2,533      2,408
Operating and other equipment..........................................        890        912
Station equipment......................................................        638        626
Plant under construction...............................................        249        304
Land...................................................................        165        168
                                                                         ---------  ---------
                                                                            45,762     43,521
Less: Accumulated depreciation.........................................     27,023     24,777
                                                                         ---------  ---------
  Total Property, Plant and Equipment, net.............................  $  18,739  $  18,744
                                                                         ---------  ---------
                                                                         ---------  ---------

    See Note L for a discussion of the discontinuance of SFAS No. 71 and its effect on Property, Plant and Equipment.

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                             1996       1995
                                                                           ---------  ---------
Advanced billing and customer deposits...................................  $     414  $     400
Taxes accrued............................................................        385        203
Postemployment benefits (see Note J).....................................        303        273
Salaries and wages payable...............................................        282        281
Interest and rents accrued...............................................        234        232
Compensated absences.....................................................        215        288
Dividends payable to parent..............................................        154        113
Other....................................................................        207        144
                                                                           ---------  ---------
    Total Other Current Liabilities......................................  $   2,194  $   1,934
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                            1996       1995
                                                                          ---------  ---------
Debentures Redeemed in January 1996.....................................  $  --      $     485
                                                                          ---------  ---------
Commercial paper........................................................      1,342      1,775
Current maturities of long-term debt....................................         93          5
                                                                          ---------  ---------
Total Other Debt Maturing Within One Year...............................      1,435      1,780
                                                                          ---------  ---------
    Total Debt Maturing Within One Year.................................  $   1,435  $   2,265
                                                                          ---------  ---------
                                                                          ---------  ---------
Weighted average interest rate at end of period:
  Commercial paper......................................................       5.52%      5.83%

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE E -- DEBT (CONTINUED)
    BellSouth Telecommunications has committed credit lines aggregating $1,396 with various banks. BellSouth Telecommunications also maintains uncommitted lines of credit of $75. There were no borrowings under the lines of credit at December 31, 1996. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

    LONG-TERM: The table below summarizes debt outstanding as of December 31. Interest rates and maturities are for amounts outstanding at December 31, 1996.

                                            CONTRACTUAL
                                           INTEREST RATES    MATURITIES      1996       1995
                                           --------------  --------------  ---------  ---------
                                                 4 3/8% -
Debentures:                                        6 3/4%     1997 - 2045  $   1,905  $   1,915
                                               6.65% - 7%            2095        635        626
                                              7% - 8 1/4%     2010 - 2035      2,050      2,535
                                                                           ---------  ---------
                                                                               4,590      5,076
Notes....................................     5 1/4% - 7%     1998 - 2008      2,175      2,175
Other....................................                                         31        124
Unamortized discount, net of premium.....                                        (32)       (32)
                                                                           ---------  ---------
                                                                               6,764      7,343
Current maturities.......................                                        (93)      (490)
                                                                           ---------  ---------
    Total Long-Term Debt.................                                  $   6,671  $   6,853
                                                                           ---------  ---------
                                                                           ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1996 are summarized below. Maturities after the year 2001 include $500 principal amount 6.65% debentures due in 2095. At December 31, 1996, such debentures had an accreted book value of $135.

                                     1997  1998   1999  2000  2001  THEREAFTER   TOTAL
                                     ----  ----   ----  ----  ----  ----------   ------
        Maturities.................  $ 93  $581   $ 12  $388  $ 88    $5,999     $7,161
                                     ----  ----   ----  ----  ----  ----------   ------
                                     ----  ----   ----  ----  ----  ----------   ------

    During 1995, BellSouth Telecommunications refinanced certain long-term debt issues at more favorable interest rates. The approximate $1,900 gross proceeds of debentures issued during the year to accomplish these refinancings are included in Long-Term Debt. Of the total $1,885 aggregate principal amount of debentures called for redemption during 1995, $1,400 had actually been redeemed as of December 31, 1995. The remaining $485 of debentures, redeemed in January 1996, are included in the Consolidated Balance Sheet at December 31, 1995 in Debt Maturing Within One Year. As a result of the early extinguishment of these issues, including the issues redeemed in January 1996, an extraordinary loss of $78, net of a current tax benefit of $49, was recognized in 1995.

    At December 31, 1996, a shelf registration statement was on file with the Securities and Exchange Commission under which $1,200 of debt securities could be publicly offered.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                             1996       1995
                                                                           ---------  ---------
Postretirement benefits other than pensions
 (see Notes H and J).....................................................  $     732  $     656
Accrued pension cost (see Notes H and J).................................        556        465
Compensation related.....................................................        462        354
Postemployment benefits (see Note J).....................................        136        485
Sharing accrual under FCC price cap plan.................................         39        186
Other....................................................................         79         81
                                                                           ---------  ---------
    Total Other Liabilities and Deferred Credits.........................  $   2,004  $   2,227
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE G -- TRANSACTIONS WITH AFFILIATES
    Prior to 1996, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the years ended December 31, 1995 and 1994, these fees, included in Other Operating Revenue, were $721 and $638, respectively.

    In response to changes in the telecommunications environment, BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, which was effective beginning in the first quarter of 1996. Under the new contract, BellSouth Telecommunications generated fees of approximately $78 in 1996. As a result, BellSouth Telecommunications' 1996 revenues related to directory publishing activities of BAPCO decreased approximately $643 compared to 1995.

    At December 31, 1996 and 1995, amounts receivable from affiliated companies were $29 and $8, respectively. Amounts payable to affiliated companies at December 31, 1996 and 1995, both short- and long-term, were $191 and $397, respectively.

NOTE H -- EMPLOYEE BENEFITS

    PENSION PLANS. Substantially all employees of BellSouth Telecommunications are covered by noncontributory defined benefit pension plans sponsored by BellSouth. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1996 and 1995 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and include the projected effect of future bargained-for improvements.

    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all pension benefits for which BellSouth is liable. Contributions are

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Pension plan assets consist primarily of equity securities and fixed income investments.

    Effective January 1, 1994, the nonrepresented cash balance plan was divided from one into four cash balance plans which allowed for costs to be accounted for more precisely based upon specific company demographic information. The plan division had no material impact on BellSouth Telecommunications' 1994 costs.

    The components of net pension income for the nonrepresented plan are summarized below:

                                                                1996       1995       1994
                                                              ---------  ---------  ---------
Service cost -- benefits earned during the year.............  $      77  $      68  $      81
Interest cost on projected benefit obligation...............        297        328        325
Actual (return) loss on plan assets.........................       (788)    (1,255)        58
Net amortization and deferral...............................        316        788       (506)
                                                              ---------  ---------  ---------
    Net pension income......................................  $     (98) $     (71) $     (42)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The following table sets forth the funded status of the plan at December 31:

                                                                            1996       1995
                                                                          ---------  ---------
Actuarial present value of:
  Vested benefit obligation.............................................  $   3,606  $   3,927
                                                                          ---------  ---------
                                                                          ---------  ---------
  Accumulated benefit obligation........................................  $   3,719  $   4,194
                                                                          ---------  ---------
                                                                          ---------  ---------
  Projected benefit obligation..........................................  $   4,050  $   4,622
Plan assets at fair value...............................................      6,205      6,042
                                                                          ---------  ---------
Plan assets in excess of projected benefit obligation...................  $   2,155  $   1,420
Unrecognized net gain due to past experience different from assumptions
 made...................................................................     (1,587)    (1,067)
Unrecognized prior service cost.........................................       (328)      (249)
Unrecognized net asset at transition....................................        (38)       (43)
                                                                          ---------  ---------
  Prepaid pension cost..................................................  $     202  $      61
                                                                          ---------  ---------
                                                                          ---------  ---------

    Prior to 1994, BellSouth Telecommunications was allocated a portion of the expenses for both the nonrepresented and represented plans' pension expense. Pension cost allocated to BellSouth Telecommunications in 1996, 1995 and 1994 for the represented plan was $68, $14 and $64, respectively. Net pension (income) cost is affected by changes in the discount rate and other actuarial assumptions. The consolidated net pension income amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities (see Note J) and do not reflect curtailment gains in the amount of $43 in 1996.

    SFAS No. 87, "Employers' Accounting for Pensions," requires certain disclosures to be made with respect to the components of net pension cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented in 1996, 1995 and 1994 for the represented plan because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
    The significant actuarial assumptions at December 31, 1996 and 1995 were as follows:

                                                                                1996        1995
                                                                              ---------  -----------
Weighted average discount rate..............................................     7.5%          7.0%
Weighted average rate of compensation increase..............................     5.5%          5.5%
Expected long-term rate of return on plan assets............................     8.25%         8.0%

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

    Postretirement benefit cost allocated to BellSouth Telecommunications was $294, $264 and $289 for 1996, 1995 and 1994, respectively. The consolidated net postretirement benefit cost amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed below. SFAS No. 106, "Employees' Accounting for Retirement Benefits Other than Pensions," requires certain disclosures to be made with respect to the components of net periodic postretirement benefit cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    The significant actuarial assumptions at December 31, 1996 and 1995 were as follows:

                                                                                1996        1995
                                                                              ---------  -----------
Weighted average discount rate..............................................     7.5%          7.0%
Weighted average rate of compensation increase..............................     5.8%          5.7%
Health care cost trend rate (1).............................................     8.5%          9.0%
Expected long-term rate of return on plan assets (2)........................     8.25%         8.0%

------------------------
(1) Trend rate used to value the accumulated postretirement benefit obligation in 1996 and 1995 is assumed to decrease gradually to 5% in 2003.

(2) Rate net of an estimated 30% tax reduction for the nonrepresented employees' trust for 1996 and 1995.

    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase BellSouth Telecommunications' accumulated postretirement benefit obligation by $190 at December 31, 1996 and the estimated aggregate service and interest cost components of the 1996 postretirement benefit cost by $17.

    DEFINED CONTRIBUTION PLANS.  BellSouth maintains contributory savings  plans
which   cover  substantially  all  employees  of  BellSouth  Telecommunications.
Employees' eligible contributions are

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFITS (CONTINUED)
matched with BellSouth common stock based on defined percentages determined annually by the Board of Directors. BellSouth Telecommunications recognized compensation expense of $79, $110 and $113 in 1996, 1995 and 1994, respectively, related to these plans.

NOTE I -- STOCK COMPENSATION PLANS
    Certain employees of BellSouth Telecommunications participate in stock-based compensation plans sponsored by BellSouth Corporation. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of five years and have a term of 10 years.

    BellSouth Telecommunications applies APB Opinion 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized by BellSouth Telecommunications for stock options granted to its employees. Had compensation cost for BellSouth's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," BellSouth Telecommunications' net income would have been reduced to the pro forma amounts indicated below:

                                                                                               1996       1995
                                                                                             ---------  ---------
Net income (loss) -- as reported...........................................................  $   2,005  $  (1,379)
Net income (loss) -- pro forma.............................................................  $   2,000  $  (1,380)

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1996 and 1995 do not vest for several years and additional awards are made each year.

    The fair value of each option grant is estimated on the grant date using the
Black-Scholes  option-pricing   model   with  the   following   weighted-average
assumptions:

                                                                                                    1996       1995
                                                                                                  ---------  ---------
Expected life (years)...........................................................................          7          7
Dividend yield..................................................................................       3.39%      4.36%
Expected volatility.............................................................................       15.4%      15.8%
Risk-free interest rate.........................................................................       5.52%      7.26%

    The weighted-average fair values of options granted at fair market value during 1996 and 1995 were $7.61 and $5.45, respectively. The weighted-average fair value of options granted at above fair market value during 1995 was $2.48.

NOTE J -- WORK FORCE REDUCTION CHARGE
    In the fourth quarter of 1995, BellSouth Telecommunications recognized a pretax charge of $1,082 related to work force reductions. The primary component of the charge, $942 for planned work force reductions in the core wireline business by the end of 1997, consists of $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who are expected to receive severance benefits under preexisting separation plans, and $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE J -- WORK FORCE REDUCTION CHARGE (CONTINUED)
Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions. The remaining components of the charge are $85 for expected severance benefit payments after 1997, also under SFAS No. 112, and $55 for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995.

    Under the 1995 work force reduction plan, BellSouth Telecommunications expects to reduce the work force of the wireline telephone operations by approximately 11,300 employees by the end of 1997. The work force reduction will be accomplished through the separation of approximately 13,200 employees, partially offset by the planned hiring of new employees primarily to replace those not expected to relocate in connection with the consolidation of work locations. Including a reduction of approximately 800 employees which occurred in December 1995, BellSouth Telecommunications has reduced its work force by approximately 7,000 employees under the 1995 plan through December 31, 1996.

NOTE K -- INCOME TAXES
    In accordance with SFAS No. 109, "Accounting for Income Taxes," the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates.

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

    The provision for income taxes is summarized as follows:

                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Federal:
  Current......................................................  $   1,056  $     904  $     983
  Deferred, net................................................         24       (145)        20
  Investment tax credits, net..................................        (77)       (69)       (72)
                                                                 ---------  ---------  ---------
                                                                     1,003        690        931
                                                                 ---------  ---------  ---------
State:
  Current......................................................        170        156        157
  Deferred, net................................................         (3)       (28)        17
                                                                 ---------  ---------  ---------
                                                                       167        128        174
                                                                 ---------  ---------  ---------
    Total provision for income taxes...........................  $   1,170  $     818  $   1,105
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    Extraordinary losses in 1995 are presented in the Consolidated Statement of Income net of tax benefits totaling $1,780, of which $49 is current and $1,731 is deferred.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE K -- INCOME TAXES (CONTINUED)
    Temporary  differences  which   gave  rise  to   deferred  tax  assets   and
(liabilities) at December 31 were as follows:

                                                                            1996       1995
                                                                          ---------  ---------
Compensation related....................................................  $     619  $     550
Work force reduction charge.............................................        210        370
Allowance for uncollectibles............................................         70         72
Regulatory sharing accruals.............................................         32        114
Other...................................................................        103         97
                                                                          ---------  ---------
  Deferred Tax Assets...................................................      1,034      1,203
                                                                          ---------  ---------
Depreciation............................................................     (1,929)    (1,949)
Issue basis accounting..................................................     --           (143)
Other...................................................................         (1)        (3)
                                                                          ---------  ---------
  Deferred Tax Liabilities..............................................     (1,930)    (2,095)
                                                                          ---------  ---------
    Net Deferred Tax Liability..........................................  $    (896) $    (892)
                                                                          ---------  ---------
                                                                          ---------  ---------

    Of the Net Deferred Tax Liability at December 31, 1996 and 1995, $183 and $108, respectively, was current and $(1,079) and $(1,000), respectively, was noncurrent.

    A reconciliation of the Federal statutory income tax rate to BellSouth Telecommunications' effective tax rate follows:

                                                                        1996         1995         1994
                                                                       -----        -----        -----
Federal statutory tax rate.......................................       35.0%        35.0%        35.0%
State income taxes, net of Federal income tax benefit............        3.4          3.7          3.8
Amortization of investment tax credits...........................       (2.4)        (3.1)        (2.4)
Miscellaneous items, net.........................................         .9          1.0         (0.2)
                                                                         ---          ---          ---
  Effective tax rate.............................................       36.9%        36.6%        36.2%
                                                                         ---          ---          ---
                                                                         ---          ---          ---

NOTE L -- DISCONTINUANCE OF SFAS NO. 71
    In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue SFAS No. 71, "Accounting for the Effects of Certain Types of
Regulation," for financial reporting purposes. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge are as follows:

                                                                           PRETAX    AFTER TAX
                                                                          ---------  ---------
Reduction in recorded value of long lived telephone plant...............  $  (4,896) $  (3,002)
Full adoption of issue basis accounting.................................        317        194
Elimination of regulatory assets and liabilities........................        111         71
Partial adjustment to unamortized investment tax credits................         19         19
                                                                          ---------  ---------
  Total.................................................................  $  (4,449) $  (2,718)
                                                                          ---------  ---------
                                                                          ---------  ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE L -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
    The reduction of telephone plant, $4,896 (pretax), was recorded as an increase to the related accumulated depreciation accounts, the categories and amounts of which are as follows:

Central Office Equipment:
  Digital switching................................................  $   1,305
  Circuit-other....................................................      1,291
                                                                     ---------
    Total Central Office Equipment.................................      2,596
                                                                     ---------
Outside Plant:
  Buried metallic cable............................................      1,345
  Aerial metallic cable............................................        630
  Underground metallic cable.......................................        325
                                                                     ---------
    Total Outside Plant............................................      2,300
                                                                     ---------
  Total............................................................  $   4,896
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

    For financial reporting purposes, the average depreciable lives of affected categories of long lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                                         COMPOSITE OF               ESTIMATED
                                                      REGULATOR-APPROVED            ECONOMIC
CATEGORY                                                  ASSET LIVES              ASSET LIVES
--------------------------------------------------  -----------------------  -----------------------
                                                                       (IN YEARS)
Digital switching.................................              17.0                     10.0
Circuit-other.....................................              10.5                      9.1
Buried metallic cable.............................              20.0                     14.0
Aerial metallic cable.............................              20.0                     14.0
Underground metallic cable........................              25.0                     12.0

    The remaining components of the extraordinary charge, which partially offset the plant-related portion of the overall charge, include $194 (after tax)
related to the adoption by BellSouth Telecommunications of issue basis accounting for its directory publishing revenues. BellSouth's unregulated subsidiaries already recognized directory publishing revenues and production expenses using issue basis accounting.

    The overall extraordinary charge was also reduced by $71 (after tax) to reflect the removal of regulatory assets and liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory assets and liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process and were transitory in nature. In addition, the overall extraordinary charge was reduced by $19 (after tax) for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE M -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Cash Paid For:
  Income taxes.................................................  $   1,111  $   1,064  $   1,259
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Interest.....................................................  $     585  $     627  $     554
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

NOTE N -- FINANCIAL INSTRUMENTS
    The recorded amounts for cash and cash equivalents and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value of marketable securities (representing BellSouth Common Stock), included as a component of Investments and Advances, as well as Debentures and Notes are based on the respective closing market prices for each security at December 31, 1996 and 1995, respectively. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth Telecommunications could realize in a current market exchange.

    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1996 and 1995:

                                                           1996                    1995
                                                  ----------------------  ----------------------
                                                  RECORDED    ESTIMATED   RECORDED    ESTIMATED
                                                   AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                  ---------  -----------  ---------  -----------
Assets (Liabilities):
Marketable securities...........................  $     250   $     361   $     219   $     354
Long-Term Debt:
  Debentures....................................     (4,590)     (4,422)     (5,076)     (5,079)
  Notes.........................................     (2,175)     (2,141)     (2,175)     (2,216)

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth Telecommunications to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from interexchange carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1996 and 1995, approximately $492 and $520, respectively, of trade accounts receivable were from interexchange carriers.

NOTE O -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth Telecommunications has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $177, $187 and $240 for 1996, 1995 and 1994, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1996:

                                     1997  1998   1999   2000   2001   THEREAFTER   TOTAL
                                     ----  ----   ----   ----   ----   ----------   -----
        Minimum rentals............  $103  $ 73   $ 58   $ 48   $ 47      $432      $ 761
                                     ----  ----   ----   ----   ----     -----      -----
                                     ----  ----   ----   ----   ----     -----      -----

    OUTSIDE PLANT. BellSouth Telecommunications currently self insures all of its outside plant against casualty losses. The net book value of outside plant was $7,621 and $8,080 at December 31, 1996 and 1995, respectively. Such outside plant, located in the nine Southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE O -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LEGAL CLAIMS. BellSouth Telecommunications is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BellSouth Telecommunications is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp.

    With respect to regulatory matters, the South Carolina Public Service Commission has ordered BellSouth Telecommunications to refund approximately $29, plus interest, based on an investigation of its 1992 earnings. The refund was stayed pending judicial review of the decision. In 1996, the South Carolina Court of Common Pleas entered an order affirming the Commission's order of the refund. BellSouth Telecommunications intends to pursue an appeal of this decision. The Commission has postponed review of BellSouth Telecommunications' earnings in 1993 and 1994 until a resolution of the 1992 period is reached.

    While complete assurance cannot be given as to the outcome of any legal claims, BellSouth Telecommunications believes that any financial impact would not be material to its financial position or annual operating results or cash flows.

NOTE P -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included. The results for fourth quarter 1995 include a work force reduction charge of $1,082, which reduced net income by $663.

                                                                            FIRST     SECOND      THIRD     FOURTH
                                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                                          ---------  ---------  ---------  ---------
1996
Operating Revenues......................................................  $   3,655  $   3,645  $   3,760  $   3,716
Operating Income........................................................  $     993  $     934  $     931  $     849
Net Income..............................................................  $     539  $     510  $     497  $     459

1995
Operating Revenues......................................................  $   3,561  $   3,595  $   3,605  $   3,779
Operating Income (Loss).................................................  $     991  $     980  $     917  $    (107)
Income (Loss) Before Extraordinary Losses...............................  $     533  $     519  $     487  $    (122)
Extraordinary Loss for Discontinuance of SFAS No.71,
 net of tax.............................................................     --         (2,718)    --         --
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax.............................................................     --            (16)    --            (62)
                                                                          ---------  ---------  ---------  ---------
Net Income (Loss).......................................................  $     533  $  (2,215) $     487  $    (184)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

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

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.  Documents filed as a part of the report:

                                                                         PAGE(S)
                                                                         -------
(1)   Financial Statements:
      Report of Independent Accountants/Consent of Independent
       Accountants....................................................        26
      Consolidated Statements of Income and Retained Earnings.........        27
      Consolidated Balance Sheets.....................................        28
      Consolidated Statements of Cash Flows...........................        29
      Notes to Consolidated Financial Statements......................   30 - 42

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

3b         Bylaws of BellSouth Telecommunications, Inc. as amended, effective July 31, 1996.

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

                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                                   /s/ PATRICK H. CASEY
                                          --------------------------------------
                                                     Patrick H. Casey
                                              VICE PRESIDENT AND COMPTROLLER
                                                    February 25, 1997

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

PRINCIPAL EXECUTIVE OFFICER:
Jere A. Drummond*
President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER
AND PRINCIPAL ACCOUNTING OFFICER:
Patrick H. Casey*
Vice President and Comptroller

DIRECTORS:
C. Sidney Boren*
Charles B. Coe*
Jere A. Drummond*
Roger M. Flynt, Jr.*
Elton R. King*

                                          *By:       /s/ PATRICK H. CASEY
                                              ----------------------------------
                                                       Patrick H. Casey
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                      February 25, 1997