Form 10-Q
period 1997-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1997-05-15
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income              3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        8

 2.  Management's Discussion and Analysis of
     Results of Operations                             10
          Results of Operations                        10
              Volumes of Business                      10
              Operating Revenues                       12
              Operating Expenses                       13
              Other Income Statement Items             14
          Regulatory Developments and Competition      14
              Federal Developments                     14
              State Developments                       15



                        Part II
 6.  Exhibits and Reports on Form 8-K                  16
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months
                                 Ended March 31,
                                 1997        1996
Operating Revenues:
Local service                 $  2,104    $  1,930
Interstate access                  917         909
Intrastate access                  218         218
Toll                               174         207
Other                              392         391
Total Operating Revenues         3,805       3,655

Operating Expenses:
Cost of services and
  products                       1,205       1,260
Depreciation and
  amortization                     819         798
Selling, general and
  administrative                   630         604
Total Operating Expenses         2,654       2,662

Operating Income                 1,151         993

Interest Expense                   134         139
Other Income, net                    2          11

Income Before Income Taxes       1,019         865
Provision for Income Taxes         386         326

Net Income                    $    633    $    539

Retained Earnings:
   At beginning of period     $    870    $    555
   Add: Net Income                 633         539
   Deduct: Dividends declared     (491)       (382)
   At end of period           $  1,012    $    712

    The accompanying notes are an integral part of these consolidated financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                                March 31,     December 31,
                                                   1997           1996
ASSETS                                         (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $     108       $     100
  Accounts receivable, net of allowance for
   uncollectibles of $78 and $67                  2,753           2,807
  Material and supplies                             299             327
  Other current assets                              391             355
    Total Current Assets                          3,551           3,589

 Investments and Advances                           306             297
 Property, Plant and Equipment:
  Property, Plant and Equipment                  46,268          45,762
  Accumulated Depreciation                       27,613          27,023
    Property, Plant and Equipment, net           18,655          18,739

 Deferred Charges and Other Assets                  490             413

  Total Assets                                $  23,002       $  23,038

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $   1,039       $   1,435
  Accounts payable                                1,316           1,126
  Other current liabilities                       2,247           2,194
    Total Current Liabilities                     4,602           4,755

 Long-Term Debt                                   6,663           6,671
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               1,057           1,079
  Unamortized investment tax credits                262             278
  Other liabilities and deferred credits          2,023           2,004
    Total Deferred Credits and Other
      Liabilities                                 3,342           3,361
 Shareholder's Equity:
  Common stock, one share, no par value           7,383           7,381
  Retained earnings                               1,012             870
    Total Shareholder's Equity                    8,395           8,251

  Total Liabilities and Shareholder's Equity  $  23,002       $  23,038

    The accompanying notes are an integral part of these consolidated financial statements.
             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                       For the Three Months
                                                          Ended March 31,
                                                          1997       1996
Cash Flows from Operating Activities:
 Net income                                            $   633     $   539
 Adjustments to net income:
  Depreciation                                             819         798
  Provision for uncollectibles                              42          32
  Deferred income taxes and unamortized investment tax
   credits                                                 (12)        (14)
  Net change in:
    Accounts receivable and other current assets           (34)        112
    Accounts payable and other current liabilities         186        (238)
    Deferred charges and other assets                      (78)       (105)
    Other liabilities and deferred credits                  19          17
  Other reconciling items, net                             (10)        (61)
    Net cash provided by operating activities            1,565       1,080

Cash Flows from Investing Activities:
 Capital expenditures                                     (699)       (713)
 Other investing activities, net                            (3)          5
    Net cash used for investing activities                (702)       (708)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                     2,809       3,917
 Repayment of short-term borrowings                     (3,216)     (4,524)
 Repayment of long-term debt                                 -        (485)
 Advances from parent and affiliates                        67         172
 Repayment of advances from parent and affiliates          (71)       (166)
 Dividends paid to parent                                 (444)       (319)
 Other financing activities, net                             -         (20)
    Net cash used for financing activities                (855)     (1,425)

Net Increase (Decrease) in Cash and Cash Equivalents         8      (1,053)
Cash and Cash Equivalents at Beginning of Period           100       1,084
Cash and Cash Equivalents at End of Period             $   108     $    31

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

Note B -- Supplemental Cash Flow Information


                                 For the Three Months
                                    Ended March 31,
                                    1997       1996

    Cash Paid For:

      Income taxes                 $  30      $  23

      Interest                     $  87      $ 116

             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (In Millions)
                         (Unaudited)


Note C -- Subsequent Event

In 1994, the South Carolina Public Service Commission ordered BellSouth Telecommunications to refund approximately $29, plus interest, based on an investigation of 1992 earnings. The Commission postponed review of earnings in 1993 and 1994 pending
final resolution of the 1992 period.   The order with respect to
the 1992 period was substantially affirmed by the South Carolina Court of Common Pleas in October 1996 and BellSouth Telecommunications began to pursue further review of the decision.

On April 29, 1997, BellSouth Telecommunications, the Commission and other parties to the proceeding agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications will pay approximately $72 to its customers. Accordingly, BellSouth Telecommunications will record an after-tax charge of approximately $47 in the second quarter of 1997 associated with the settlement.

             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)


Network Access Lines in Service at March 31 (Thousands)(a):

                                                    Percent Change
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995
By Type:
  Residence                                15,394   3.6%      3.5%
  Business                                  6,854   7.6       7.9
  Other                                       266   3.5       0.8
       Total Access Lines                  22,514   4.8       4.8

By State:
  Florida                                   6,008   5.4       5.1
  Georgia                                   3,840   6.0       6.2
  Tennessee                                 2,583   4.4       4.6
  North Carolina                            2,256   5.7       5.2
  Louisiana                                 2,211   3.5       3.6
  Alabama                                   1,884   3.6       4.0
  South Carolina                            1,366   4.0       4.0
  Mississippi                               1,214   3.2       3.6
  Kentucky                                  1,152   3.3       3.7
      Total Access Lines                   22,514   4.8       4.8



                                For the Three   Percent Change for
                                Months Ended     the Periods Ended
                                  March 31,    1997 vs.    1996 vs.
                                    1997         1996        1995

Access Minutes of Use
(Millions)(a)(b):

  Interstate                         17,721      6.4%       10.1%
  Intrastate                          5,552      8.4        13.0

   Total Access Minutes of Use       23,273      6.9        10.8


Toll Messages (Millions)(a)             230    (18.1)     (24.1)


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

                                        For the Three
                                         Months Ended
                                          March 31,
                                             1997
Ratio of Earnings to Fixed Charges (c)       7.8

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                              At           At
                                           March 31,  December 31,
                                             1997         1996
Debt Ratio (d)                               47.7%        49.4%

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

BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides local exchange and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and provides network access services to enable interLATA and intraLATA communications using the long-distance facilities of interexchange carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

Approximately 90% and 89% of BellSouth Telecommunications' Total Operating Revenues for the three-month period ended March 31, 1997 and 1996, respectively, were from wireline services. Charges for local, access and toll services for the three month period ended March 31, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS
                                           For the Three
                                           Months Ended
                                             March 31,
                                          1997      1996

Net Income                                $633      $539

For the three-month period ended March 31, 1997, Net Income increased by $94 (17.4%) when compared to the same 1996 period. The increase for the three-month period resulted primarily from continued strong growth in key business volumes and expense savings primarily attributable to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995.

Volumes of Business

The total number of access lines in service as of March 31, 1997 increased by approximately 1,022,000 (4.8%) since March 31, 1996 to 22,514,000, consistent with a 4.8% rate of increase for the same period a year ago. Business and residence access lines increased by 7.6% and 3.6%, respectively, compared to growth rates of 7.9% and 3.5% in the same 1996 period. The increase in residence lines includes additional lines used by customers for home office purposes, access to on-line computer services, children's phones and other uses. The number of additional residence lines increased by 309,000 (22.8%) to 1,662,000 and accounted for approximately 58.4% and 30.2% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1996. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,494 million (6.9%)for the three-month period ended March 31, 1997, compared to an increase of 10.8% for the same 1996 period. The increase in access minutes of use was primarily attributable to access line growth; promotions by the interexchange carriers; and intraLATA toll competition, which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities.
The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1997, toll messages decreased by 51 million (18.1%), compared to a decrease of 24.1% for the same 1996 period. The decrease in 1997 is primarily attributable to the continuing expansion of local area calling plans (LACPs) in Florida, Georgia and North Carolina and also to increasing competition from interexchange carriers in the intraLATA toll market. Historically, the primary factor impacting toll message decline has been the expansion of LACPs. However, as the planned expansion of significant LACPs has neared completion, the impact of competition has become and is expected to continue to be a more significant factor in the toll message decline.

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

Operating Revenues

Total Operating Revenues increased $150 (4.1%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The components of Total Operating Revenues were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1997      1996

Local Service                    $2,104    $1,930
Interstate Access                   917       909
Intrastate Access                   218       218
Toll                                174       207
Other Services                      392       391

Total Operating Revenues         $3,805    $3,655

Local Service revenues increased $174 (9.0%)for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase was due primarily to a 4.8% growth in access lines in service since March 31, 1996. Also contributing was an increase of $66 due to higher customer demand for optional services.

Interstate Access revenues increased $8 (0.9%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase was primarily attributable to growth in minutes of use of 6.4%, an increase of $19 due to higher demand for special access services and an increase in end user charges of $14 attributable to growth in the number of access lines. The increase was substantially offset by rate reductions which decreased revenues by $51.

Intrastate Access revenues were unchanged for the three-month period ended March 31, 1997 when compared to the same 1996 period. For the 1997 period, growth in minutes of use of 8.4% was substantially offset by rate reductions.

Toll revenues decreased $33 (15.9%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The decrease was primarily attributable to a decline in toll messages of 18.1% which reflects the expansion of LACPs and increased competition.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services). Other Services revenues increased $1 (0.3%) for the three-month period ended March 31, 1997 when compared to the same 1996 period.

The increase primarily reflected increased demand and prices for non-regulated services and product sales, higher billing-related fees and higher revenues associated with fees for services rendered to affiliates. The increase was substantially offset by the effects in 1996 of positive rate impacts, as well as the sale of a subsidiary which performed computer maintenance.


Operating Expenses

Total Operating Expenses decreased $8 (0.3%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. The components of Total Operating Expenses were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1997      1996

Depreciation and Amortization $   819   $   798

Other Operating Expenses:
  Cost of Services and
   Products                     1,205     1,260
  Selling, General and
   Administrative                 630       604
                                1,835     1,864
    Total Operating Expenses  $ 2,654   $ 2,662

Depreciation and Amortization increased $21 (2.6%) for the three-month period ended March 31, 1997 compared to the same 1996 period. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1996 resulting from continued growth in the customer base and continued modernization of the network.

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

Other Operating Expenses decreased $29 for the three-month period ended March 31, 1997 when compared to the same 1996 period. The increase for the period was primarily attributable to a reduction of approximately $29 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in such employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 6,100 since March 31, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously-disclosed work force reduction plan. The decrease in other operating expenses was also attributable to the April 1996 sale of a subsidiary which performed computer maintenance. These decreases were partially offset by increased costs in the company's telephone operations associated with higher business volumes and costs related to initiatives to compete effectively, including new service offerings and intensified marketing and advertising. The overall decline in other operating expenses at BellSouth Telecommunications is not expected to continue during the remainder of 1997 as BellSouth Telecommunications intensifies initiatives related to competition as well as marketing and advertising efforts.
Other Income Statement Items

                                 For the Three
                                 Months Ended
                                   March 31,
                                1997      1996

Interest Expense                $134      $139
Other Income, net                  2        11
Provision for Income Taxes       386       326


Provision for Income Taxes increased $60 (18.4%) for the three-month period ended March 31, 1997 when compared to the same 1996 period. BellSouth Telecommunications' effective tax rates were 37.9% and 37.7% for the three months ended March 31, 1997 and 1996, respectively.


REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments


On May 7, 1997, the Federal Communications Commission (FCC) adopted orders regarding revisions to the Local Exchange Carrier (LEC) price cap plan, access charge reform and the establishment of a universal service fund. The orders on the LEC price cap plan and access charge reform result in access rate reductions and affect both per-line and per-minute-of-use charges. The access charge reductions result primarily from a FCC-mandated increase in the price cap productivity factor from 5.3% to 6.5% with no sharing. The new rates go into effect beginning July 1, 1997 and are to be computed as if the 6.5% productivity factor had been in effect when current rates were set on July 1, 1996. The FCC estimates that the rate reductions called for in the order will reduce access charges industry-wide by $1.7 billion in the first year.

The order also includes increases in subscriber line charges (SLCs) and the establishment of a presubscribed interexchange carrier charge (PICC). SLCs remain unchanged for primary residential and single-line business access lines. SLCs for additional residential access lines will be permitted to increase to the lower of cost or $6.00 per line. Multi-line business SLCs will be permitted to increase to the lower of cost or $9.00 per line. The SLC increases are to be phased in beginning in July 1997 through 1999. PICCs are per-line rates charged to interexchange carriers for recovery of non-traffic-sensitive costs not covered by SLCs and are scheduled to begin in 1998.

The universal service order deferred implementation of any changes to the support mechanisms currently in place to subsidize the provision of services to high-cost areas until January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward looking economic costs; however, proposed cost models have yet to be developed. A new proceeding will be initiated in June 1997 to select a model by the end of 1997 with final FCC action expected in 1998.

The order also established significant discounts to be provided to eligible schools, libraries and rural health care providers for all telecommunications services, internal connections and internet services. Industry-wide annual costs of the program are to be capped at $2.65 billion and are to be funded out of the universal service fund. Local and interexchange carriers' contributions to the education and health care fund would be assessed by the administrator of the fund on the basis of their intrastate and interstate end-user revenues.

BellSouth is currently analyzing the universal service order. The price cap order and the access charge reform order are not yet available. Until these orders can be reviewed and analyzed, and until any challenges to these orders have been concluded, it will not be possible to determine the impact that these orders will have on BellSouth's financial position or annual operating results or cash flows.



State Developments

See Note C to the Consolidated Financial Statements.

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

                         BELLSOUTH TELECOMMUNICATIONS, INC.

                         By /s/  Isaiah Harris
                         ISAIAH HARRIS
                         Vice President,
                           Chief Financial Officer
                           & Comptroller
                         (Principal Financial and
                          Accounting Officer)

May 13, 1997

                        EXHIBIT INDEX

Exhibit
Number

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.