Form 10-Q
period 1997-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1997-08-13
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income and          3
           Retained Earnings
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        7

 2.  Management's Discussion and Analysis of
     Results of Operations                              9
        Results of Operations                           9
            Volumes of Business                        10
            Operating Revenues                         11
            Operating Expenses                         12
            Other Income Statement Items               13
        Regulatory Developments and Competition        13
            Federal Developments                       13
            State Developments                         15
        Other Matters                                  15
            Competitive Local Exchange Carrier         15

                        Part II
 6.  Exhibits and Reports on Form 8-K                  16
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Six Months
                                  Ended June 30,        Ended June 30,
                                 1997        1996       1997       1996
Operating Revenues:
  Local service               $  2,068    $  2,021   $  4,172   $  3,951
  Interstate access                928         871      1,845      1,780
  Intrastate access                186         202        404        420
  Toll                             186         198        360        405
  Other                            386         353        778        744
    Total Operating Revenues     3,754       3,645      7,559      7,300

Operating Expenses:
 Cost of services and
   products                      1,292       1,284      2,497      2,544
 Depreciation and
   amortization                    826         809      1,645      1,607
 Selling, general and
   administrative                  654         618      1,284      1,222
     Total Operating Expenses    2,772       2,711      5,426      5,373

Operating Income                   982         934      2,133      1,927

Interest Expense                   134         135        268        274
Other Income (Expense), net         (1)          6          1         17

Income Before Income Taxes         847         805      1,866      1,670
Provision for Income Taxes         316         295        702        621

Net Income                    $    531    $    510   $  1,164   $  1,049

Retained Earnings:
   At beginning of period     $  1,012    $    712   $    870   $    555
   Add: Net Income                 531         510      1,164      1,049
   Deduct: Dividends declared     (504)       (449)      (995)      (831)
   At end of period           $  1,039    $    773   $  1,039   $    773

    The accompanying notes are an integral part of these consolidated financial statements.


             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                                 June 30,     December 31,
                                                   1997           1996
ASSETS                                         (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $     143       $     100
  Accounts receivable, net of allowance for
   uncollectibles of $91 and $67                  2,787           2,807
  Material and supplies                             303             327
  Other current assets                              330             355
    Total Current Assets                          3,563           3,589

 Investments and Advances                           330             297
 Property, Plant and Equipment:
  Property, Plant and Equipment                  46,645          45,762
  Accumulated Depreciation                       27,968          27,023
    Property, Plant and Equipment, net           18,677          18,739

 Deferred Charges and Other Assets                  541             413

  Total Assets                                $  23,111       $  23,038

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $   1,787       $   1,435
  Accounts payable                                1,478           1,126
  Other current liabilities                       2,013           2,194
    Total Current Liabilities                     5,278           4,755

 Long-Term Debt                                   6,100           6,671
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               1,061           1,079
  Unamortized investment tax credits                245             278
  Other liabilities and deferred credits          2,007           2,004
    Total Deferred Credits and Other
      Liabilities                                 3,313           3,361
 Shareholder's Equity:
  Common stock, one share, no par value           7,381           7,381
  Retained earnings                               1,039             870
    Total Shareholder's Equity                    8,420           8,251

  Total Liabilities and Shareholder's Equity  $  23,111       $  23,038

    The accompanying notes are an integral part of these consolidated financial statements.


             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                        For the Six Months
                                                          Ended June 30,
                                                          1997       1996
Cash Flows from Operating Activities:
 Net income                                            $ 1,164     $ 1,049
 Adjustments to net income:
  Depreciation and amortization                          1,645       1,607
  Provision for uncollectibles                              76          62
  Deferred income taxes and unamortized
    investment tax credits                                   3         (44)
  Net change in:
   Accounts receivable and other current assets            (88)         20
   Accounts payable and other current liabilities          137        (301)
   Deferred charges and other assets                      (129)       (189)
   Deferred credits and other liabilities                    3          82
  Other reconciling items, net                             (12)        (51)
    Net cash provided by operating activities            2,799       2,235

Cash Flows from Investing Activities:
 Capital expenditures                                   (1,549)     (1,649)
 Other investing activities, net                             7          37
    Net cash used for investing activities              (1,542)     (1,612)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                     6,576       7,987
 Repayment of short-term borrowings                     (6,809)     (8,323)
 Repayment of long-term debt                                --        (485)
 Advances from parent and affiliates                       123         246
 Repayment of advances from parent and affiliates         (127)       (261)
 Dividends paid to parent                                 (976)       (805)
 Other financing activities, net                            (1)        (15)
    Net cash used for financing activities              (1,214)     (1,656)

Net Increase (Decrease) in Cash and Cash Equivalents        43      (1,033)
Cash and Cash Equivalents at Beginning of Period           100       1,084
Cash and Cash Equivalents at End of Period             $   143     $    51

The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Millions)
                         (Unaudited)

Note A --  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. BellSouth Telecommunications believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K and previous quarterly report on Form 10-Q. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth).

Note B -- Supplemental Cash Flow Information

                                  For the Six Months
                                    Ended June 30,
                                    1997       1996

    Cash Paid For:

      Income taxes                 $ 695      $ 498
      Interest                     $ 254      $ 296


Note C -- South Carolina Regulatory Settlement

On April 29, 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties to proceedings related to claims of alleged overearnings for the years 1992 through 1994 agreed on a settlement. Under the terms of the settlement, BellSouth Telecommunications will pay approximately $72 to its customers. Accordingly, in the second quarter of 1997, BellSouth Telecommunications reduced operating revenues by approximately $72 ($47 after tax) in connection with the settlement.


             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Network Access Lines in Service at June 30 (Thousands)(a):
By Type:
  Residence                                15,511    3.8%      3.5%
  Business                                  6,936    6.4       8.7
  Other                                       270    3.1       2.3
       Total Access Lines                  22,717    4.6       5.0

By State:
  Florida                                   6,066    5.5      5.4
  Georgia                                   3,887    5.0       7.1
  Tennessee                                 2,605    4.2       4.6
  North Carolina                            2,284    6.0       5.2
  Louisiana                                 2,227    3.5       3.5
  Alabama                                   1,894    3.4       4.1
  South Carolina                            1,375    3.8       4.0
  Mississippi                               1,220    3.1       3.5
  Kentucky                                  1,159    3.2       3.6
      Total Access Lines                   22,717    4.6       5.0

                                                  Percent Change for
                                                   the Periods Ended
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             17,721    6.4%      10.1%
   Three months ended June 30              18,552   10.1        8.0
   Six months ended June 30                36,273    8.3        9.0

  Intrastate:
   Three months ended March 31              5,552    8.4       13.0
   Three months ended June 30               5,873   12.2        9.3
   Six months ended June 30                11,425   10.3       11.1

  Total Access Minutes of Use:
   Three months ended March 31             23,273    6.9       10.8
   Three months ended June 30              24,425   10.6        8.3
   Six months ended June 30                47,698    8.8        9.5

Toll Messages (Millions)(a):
   Three months ended March 31                230  (18.1)     (24.1)
   Three months ended June 30                 232  (10.5)     (27.0)
   Six months ended June 30                   462  (14.5)     (25.5)

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

                                         For the Six
                                         Months Ended
                                           June 30,
                                             1997
Ratio of Earnings to Fixed Charges (c)       7.25

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                             At             At
                                          June 30,     December 31,
                                            1997           1996
Debt Ratio (d)                              48.2%         49.4%

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

Approximately 90% of BellSouth Telecommunications' Total Operating Revenues for the six-month periods ended June 30, 1997 and 1996, respectively, were from wireline services. Charges for local, access and toll services for the six-month period ended June 30, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.


RESULTS OF OPERATIONS
                                            For the Six
                                           Months Ended
                                              June 30,
                                          1997      1996
   Net Income                           $ 1,164   $ 1,049

For the six-month period ended June 30, 1997, Net Income increased by $115 (11.0%). The increase for the six-month period resulted primarily from continued strong growth in key business volumes and expense savings primarily attributable to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995. The increase was partially offset by an after-tax charge of $47 related to a regulatory settlement in South Carolina (see Note C to the Consolidated Financial Statements).


Volumes of Business

The total number of access lines in service as of June 30, 1997 increased by approximately 996,000 (4.6%) since June 30, 1996 to 22,717,000, compared to a 5.0% rate of increase for the same period a year ago. The 1996 growth rate was positively impacted by pre-Olympics stimulation, particularly in the business line category. Business and residence access lines increased by 6.4% and 3.8%, respectively, compared to growth rates of 8.7% and 3.5% in the same 1996 period. The increase in residence lines includes additional lines used by customers for home office purposes, access to on-line computer services, children's phones and other uses. The number of additional residence lines increased by 396,000 (28.6%) to 1,783,000 and accounted for approximately 69.0% and 39.8% of the overall increase in residence access lines and total access lines, respectively, since June 30, 1996. The growth in all categories of access lines was primarily attributable to continued economic improvement in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 3,838 million (8.8%) for the six-month period ended June 30, 1997, compared to an increase of 9.5% for the same 1996 period. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be impacted negatively by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the six-month period ended June 30, 1997, toll messages decreased by 78 million (14.5%), compared to a decrease of 25.5% for the same 1996 period. The decrease in 1997 is primarily attributable to increasing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Competition in the intraLATA toll market coupled with continued expansion of LACPs will adversely impact future toll message volumes. Competition and the effects of expanded LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Operating Revenues

Total Operating Revenues increased $259 (3.5%) for the six-month period ended June 30, 1997 when compared to the corresponding 1996 period. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, the increase in operating revenues for the six-month period would have been 4.5%. The components of Total Operating Revenues were as follows:

                                  For the Six
                                 Months Ended
                                   June 30,
                                1997      1996

Local Service                   $ 4,172   $ 3,951
Interstate Access                 1,845     1,780
Intrastate Access                   404       420
Toll                                360       405
Other Services                      778       744

Total Operating Revenues        $ 7,559   $ 7,300

Local Service revenues increased $221 (5.6%) for the six-month period ended June 30, 1997 as compared to the same 1996 period.
The increase for the period was due primarily to a 4.6% growth in access lines in service since June 30, 1996. Also contributing for the six-month period was an increase of $133 due to higher customer demand for optional services. Such increases were partially offset by rate impacts which reduced revenues by $81 for the six-month period. The rate impacts were primarily due to a non-recurring revenue reduction of $64 related to the local service portion of the regulatory settlement in South Carolina.

Interstate Access revenues increased $65 (3.7%) for the six-month period ended June 30, 1997 as compared to the same 1996 period.
The increase for the period was attributable primarily to growth in minutes of use of 8.3%. Also contributing were an increase of $45 due to higher demand for special access services and an increase in end user charges $30 attributable to growth in the number of access lines. The increases were partially offset by rate reductions which decreased revenues $69 for the six-month period.

Intrastate Access revenues decreased $16 (3.8%) for the six-month period ended June 30, 1997, when compared to the same 1996 period. The decrease was primarily due to rate impacts of $43. These rate impacts included a non-recurring revenue reduction of $8 associated with the intrastate access portion of the regulatory settlement in South Carolina. The decrease was partially offset by growth in minutes of use of 10.3%.

Toll revenues decreased $45 (11.1%) for the six-month period ended June 30, 1997 when compared to the same prior year period. The decrease was primarily attributable to a decline in toll messages of 14.5% which reflects increased competition and the expansion of LACPs.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services). Other Services revenues increased $34 (4.6%) for the six-month period ended June 30, 1997 when compared to the same 1996 period.

The increase primarily reflected increased demand and prices for non-regulated services, higher billing-related fees and higher revenues associated with fees for services rendered to affiliates. The increase was substantially offset by the effects in 1996 of positive rate impacts, as well as the sale of a subsidiary which performed computer maintenance.

Operating Expenses

Total Operating Expenses increased $53 (1.0%) for the six-month period ended June 30, 1997 when compared to the same 1996 period.
The components of Total Operating Expenses were as follows:

                                  For the Six
                                 Months Ended
                                   June 30,
                                1997      1996

Depreciation and Amortization $ 1,645   $ 1,607

Other Operating Expenses:
  Cost of Services and
   Products                     2,497     2,544
  Selling, General and
   Administrative               1,284     1,222
                                3,781     3,766
    Total Operating Expenses  $ 5,426   $ 5,373

Depreciation and Amortization increased $38 (2.4%) for the six-month period ended June 30, 1997 compared to the same period in 1996. The increase was due primarily to higher levels of property, plant and equipment since June 30, 1996 resulting from continued growth in the customer base and continued modernization of the network.

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

Other Operating Expenses increased $15 (0.4%) for the six-month period ended June 30, 1997 when compared to the same 1996 period. The increase for the period was primarily attributable to increased costs associated with higher business volumes and costs related to initiatives to compete effectively, including new service offerings and intensified marketing and advertising. The increase was partially offset by a reduction of approximately $131 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in such employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 3,700 since June 30, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously-disclosed work force reduction plan. The increase in other operating expenses was further offset by the April 1996 sale of a subsidiary which performed computer maintenance.


Other Income Statement Items

The other income statement components were as follows:

                                  For the Six
                                 Months Ended
                                    June 30,
                                1997      1996

Interest Expense                $268      $274
Other Income, net                  1        17
Provision for Income Taxes       702       621


Provision for Income Taxes increased $81 (13.0%) for the six-month period ended June 30, 1997 when compared to the same 1996 period.
BellSouth Telecommunications' effective tax rates were 37.6% and 37.2% for the six months ended June 30, 1997 and 1996, respectively.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

On May 7, 1997, the Federal Communications Commission (FCC) adopted orders regarding revisions to the Local Exchange Carrier (LEC) price cap plan, access charge reform and the establishment of a universal service fund. The orders on the LEC price cap plan and access charge reform resulted in access rate reductions and affect both per-line and per-minute-of-use charges. The access charge reductions resulted primarily from a FCC-mandated increase in the price cap productivity factor from 5.3% to 6.5% with no sharing. The new rates went into effect beginning July 1, 1997 and are computed as if the 6.5% productivity factor had been in effect when current rates were set on July 1, 1996.

The order also includes increases in subscriber line charges (SLCs) and the establishment of a presubscribed interexchange carrier charge (PICC). SLCs remain unchanged for primary residential and single-line business access lines. SLCs for additional residential access lines and multi-line business access lines will be permitted to increase to the lower of cost or $9.00 per line over varying phase-in schedules beginning in July 1997 and ending in 1999.
PICCs are per-line rates charged to interexchange carriers for recovery of non-traffic-sensitive costs not covered by SLCs and are scheduled to begin in 1998.

The universal service order deferred implementation of any changes to the support mechanisms currently in place to subsidize the provision of services to high-cost areas until January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward looking economic costs; however, proposed cost models have yet to be adopted. A new proceeding was initiated in June 1997 to select a model by the end of 1997 with final FCC action expected in 1998.

The order also established significant discounts to be provided to eligible schools, libraries and rural health care providers for all telecommunications services, internal connections and internet services. Industry-wide annual costs of the program are to be capped at $2,650 and are to be funded out of the universal service fund. Local and interexchange carriers' contributions to the education and health care fund would be assessed by the administrator of the fund on the basis of their intrastate and interstate end-user revenues.

All of the orders were appealed to the U.S. Court of Appeals and until all challenges to these orders have been concluded, it will not be possible to determine the impact that these orders will have on BellSouth Telecommunications' financial position or annual operating results or cash flows.

On July 18, 1997, the United States Court of Appeals for the Eighth Circuit ruled on the appeal of the FCC's August 8, 1996 order concerning interconnection. The Court ruled that State Commissions have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale without interference by the FCC. In addition, the Court vacated other aspects of the Order including the FCC's "pick and choose" rule which allowed competing local carriers to select terms from various different interconnection agreements in negotiating their own interconnection agreements. The Court also rejected the Order's requirement that Incumbent Local Exchange Carriers (ILECs) submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the Court rejected the requirement that ILECs physically recombine unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

Certain aspects of the Order were upheld by the Court including the ability of the competing local carriers to recombine network elements to produce complete telecommunications services without providing any of their own facilities. The Court also affirmed the FCC's classification of operations support systems, operator services, directory assistance and vertical switching features as unbundled network elements. The Court also upheld the FCC's definition of "technically feasible" interconnection to exclude all economic considerations. Finally, the Court declined to rule on whether or not the Total Element Long Run Incremental Cost (TELRIC) pricing methodology was inconsistent with the statutes leaving the state commissions to rule on that decision.

A final order has not yet been issued by the Court. Until such time as a final order is issued, it will not be possible to determine what, if any, challenges to the Order will be made. BellSouth Telecommunications has not yet determined what impact the Order will have on its financial position or annual operating results or cash flows.




State Developments

South Carolina Regulatory Settlement

See Note C to the Consolidated Financial Statements.


OTHER MATTERS

Competitive Local Exchange Carrier

BellSouth has announced plans to form a competitive local exchange carrier (CLEC) that would operate as a subsidiary separate from BellSouth Telecommunications. Subject to regulatory approval in the states in which it intends to provide service, the BellSouth CLEC would have the same flexibility as other non-affiliated carriers to bundle and resell services provided by ILECs, including BellSouth Telecommunications, and other telecommunications service providers. The BellSouth CLEC plans to compete for customers within the local wireline territory of BellSouth Telecommunications and elsewhere.





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


August 12, 1997

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.