Form 10-Q
period 1997-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1997-11-14
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income and
           Retained Earnings                            3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        7

 2.  Management's Discussion and Analysis of
     Results of Operations                              9
        Results of Operations                           9
            Volumes of Business                        10
            Operating Revenues                         11
            Operating Expenses                         12
            Other Income Statement Items               13
        Regulatory Developments and Competition        13
            Federal Developments                       13
            State Developments                         14

                        Part II
 6.  Exhibits and Reports on Form 8-K                  15

               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1997        1996       1997       1996
Operating Revenues:
 Local service                 $  2,143    $  2,061   $  6,315   $  6,012
 Interstate access                  916         892      2,761      2,672
 Intrastate access                  197         207        601        627
 Toll                               189         195        549        600
 Other                              428         405      1,206      1,149
  Total Operating Revenues        3,873       3,760     11,432     11,060

Operating Expenses:
 Cost of services and
  products                        1,319       1,310      3,816      3,854
 Depreciation and
  amortization                      837         820      2,482      2,427
 Selling, general and
  administrative                    731         699      2,015      1,921
   Total Operating Expenses       2,887       2,829      8,313      8,202

Operating Income                    986         931      3,119      2,858

Interest Expense                    133         136        401        410
Other Income, net                     3           -          4         17

Income Before Income Taxes          856         795      2,722      2,465
Provision for Income Taxes          320         298      1,022        919

Net Income                     $    536    $    497   $  1,700   $  1,546

Retained Earnings:
   At beginning of period      $  1,039    $    773   $    870   $    555
   Add: Net Income                  536         497      1,700      1,546
   Deduct: Dividends declared      (488)       (436)    (1,483)    (1,267)
   At end of period            $  1,087    $    834   $  1,087   $    834

    The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                              September 30,   December 31,
                                                   1997           1996
ASSETS                                         (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $      56       $     100
  Accounts receivable, net of allowance for
   uncollectibles of $103 and $67                 2,792           2,807
  Material and supplies                             260             327
  Other current assets                              262             355
    Total Current Assets                          3,370           3,589

 Investments and Advances                           330             297
 Property, Plant and Equipment:
  Property, Plant and Equipment                  47,327          45,762
  Accumulated Depreciation                       28,519          27,023
    Property, Plant and Equipment, net           18,808          18,739

 Deferred Charges and Other Assets                  593             413

  Total Assets                                $  23,101       $  23,038

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $   1,599       $   1,435
  Accounts payable                                1,168           1,126
  Other current liabilities                       2,314           2,194
    Total Current Liabilities                     5,081           4,755

 Long-Term Debt                                   6,102           6,671
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               1,149           1,079
  Unamortized investment tax credits                228             278
  Other liabilities and deferred credits          2,074           2,004
    Total Deferred Credits and Other
      Liabilities                                 3,451           3,361
 Shareholder's Equity:
  Common stock, one share, no par value           7,380           7,381
  Retained earnings                               1,087             870
    Total Shareholder's Equity                    8,467           8,251

  Total Liabilities and Shareholder's Equity  $  23,101       $  23,038

    The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                        For the Nine Months
                                                        Ended September 30,
                                                          1997       1996
Cash Flows from Operating Activities:
 Net income                                            $ 1,700     $ 1,546
 Adjustments to net income:
  Depreciation and amortization                          2,482       2,427
  Provision for uncollectibles                             126         101
  Deferred income taxes and unamortized
    investment tax credits                                 111         (74)
  Net change in:
   Accounts receivable and other current assets            (83)         55
   Accounts payable and other current liabilities          144        (309)
   Deferred charges and other assets                      (179)       (213)
   Deferred credits and other liabilities                   70         111
  Other reconciling items, net                               2         (61)
    Net cash provided by operating activities            4,373       3,583

Cash Flows from Investing Activities:
 Capital expenditures                                   (2,504)     (2,443)
 Other investing activities, net                             6           3
    Net cash used for investing activities              (2,498)     (2,440)

Cash Flows from Financing Activities:
 Proceeds from short-term borrowings                    10,483      11,938
 Repayment of short-term borrowings                    (10,940)    (12,355)
 Repayment of long-term debt                                --        (485)
 Advances from parent and affiliates                       247         355
 Repayment of advances from parent and affiliates         (228)       (364)
 Dividends paid to parent                               (1,479)     (1,263)
 Other financing activities, net                            (2)         34
    Net cash used for financing activities              (1,919)     (2,140)

Net Decrease in Cash and Cash Equivalents                  (44)       (997)
Cash and Cash Equivalents at Beginning of Period           100       1,084
Cash and Cash Equivalents at End of Period             $    56     $    87

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

Note B -- Supplemental Cash Flow Information

                                  For the Nine Months
                                  Ended September 30,
                                    1997       1996

    Cash Paid For:

      Income taxes                 $ 973      $ 859

      Interest                     $ 366      $ 402


Note C -- South Carolina Regulatory Settlement

On April 29, 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties to proceedings related to claims of alleged overearnings for the years 1992 through 1994 agreed on a settlement. Under the terms of the settlement, BellSouth Telecommunications will pay $72 to its customers in 1997, $52 of which has been paid as of September 30, 1997. Accordingly, in the second quarter of 1997, BellSouth Telecommunications reduced operating revenues by approximately $72 ($47 after tax) in connection with the settlement.


             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Network Access Lines in Service at September 30 (Thousands)(a):
By Type:
  Residence                                15,666    4.2%      3.4%
  Business                                  7,030    5.9       8.5
  Other                                       272    3.4       3.5
       Total Access Lines                  22,968    4.7       4.9

By State:
  Florida                                   6,146    5.7       5.5
  Georgia                                   3,943    5.5       6.5
  Tennessee                                 2,612    3.5       4.7
  North Carolina                            2,317    5.7       5.2
  Louisiana                                 2,251    3.7       3.5
  Alabama                                   1,915    3.7       3.8
  South Carolina                            1,388    3.7       4.1
  Mississippi                               1,228    3.3       3.2
  Kentucky                                  1,168    3.4       3.4
      Total Access Lines                   22,968    4.7       4.9

                                                  Percent Change for
                                                   the Periods Ended
                                                  1997 vs.  1996 vs.
                                            1997    1996      1995

Access Minutes of Use (Millions)(a)(b):
  Interstate:
   Three months ended March 31             17,721    6.4%      10.1%
   Three months ended June 30              18,552   10.1        8.0
   Three months ended September 30         18,524    9.2        8.0
   Nine months ended September 30          54,797    8.6        8.7

  Intrastate:
   Three months ended March 31              5,552    8.4       13.0
   Three months ended June 30               5,873   12.2        9.3
   Three months ended September 30          5,964   11.5        9.5
   Nine months ended September 30          17,389   10.7       10.5

  Total Access Minutes of Use:
   Three months ended March 31             23,273    6.9       10.8
   Three months ended June 30              24,425   10.6        8.3
   Three months ended September 30         24,488    9.7        8.3
   Nine months ended September 30          72,186    9.1        9.1

Toll Messages (Millions)(a):
   Three months ended March 31                230  (18.1)     (24.1)
   Three months ended June 30                 232  (10.5)     (26.7)
   Three months ended September 30            224  (10.9)     (23.6)
   Nine months ended September 30             686  (13.3)     (24.8)

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


             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)


                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1997

Ratio of Earnings to Fixed Charges (c)       7.04

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                             At             At
                                        September 30,  December 31,
                                            1997           1996

Debt Ratio (d)                              47.5%         49.4%

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

Approximately 89% and 90% of BellSouth Telecommunications' Total Operating Revenues for the nine-month periods ended September 30, 1997 and 1996, respectively, were from wireline services. Charges for local, access and toll services for the nine-month period ended September
30, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.


RESULTS OF OPERATIONS
                                           For the Nine
                                           Months Ended
                                           September 30,
                                          1997      1996

   Net Income                           $ 1,700   $ 1,546

For the nine-month period ended September 30, 1997, Net Income increased by $154 (10%). The increase for the nine-month period resulted primarily from continued strong growth in key business volumes and expense savings primarily attributable to employee reductions under BellSouth Telecommunications' work force reduction plan initiated in 1995. The increase was partially offset by an after-tax charge of $47 related to a regulatory settlement in South Carolina which was recorded during the second quarter of 1997 (see Note C to the Consolidated Financial Statements).


Volumes of Business

The total number of access lines in service as of September 30, 1997 increased by approximately 1,025,000 (4.7%) since September 30, 1996 to 22,968,000, compared to a 4.9% rate of increase for the same 1996 period. The 1996 growth rate was positively impacted by Olympics stimulation, particularly in the business line category. Furthermore, overall access line and business access line growth rates in 1997 have been negatively impacted by disconnection activity occurring subsequent to the Olympics. Business and residence access lines increased by 5.9% and 4.2%, respectively, compared to growth rates of 8.5% and 3.4% in the same 1996 period. The increase in residence lines includes additional lines used by existing customers for home office purposes, access to on-line computer services, children's phones and other uses. The number of such additional residence lines increased by 396,000 (26.9%) to 1,870,000 and accounted for approximately 63.4% and 38.6% of the overall increase in residence access lines and total access lines, respectively, since September 30, 1996. The growth in all categories of access lines continues to reflect economic growth in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 6,011 million (9.1%) for the nine-month period ended September 30, 1997, compared to an increase of 9.1% for the same 1996 period. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be impacted negatively by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the nine-month period ended September 30, 1997, toll messages decreased by 105 million (13.3%), compared to a decrease of 24.8% for the same 1996 period. The decrease in 1997 is primarily attributable to increasing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Competition in the intraLATA toll market coupled with continued expansion of LACPs will adversely impact future toll message volumes. Competition and the effects of expanded LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates.

Operating Revenues

Total Operating Revenues increased $372 (3.4%) for the nine-month period ended September 30, 1997 when compared to the corresponding 1996 period. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, the increase in operating revenues would have been 4.0%. The components of Total Operating Revenues were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1997      1996

Local Service                   $ 6,315   $ 6,012
Interstate Access                 2,761     2,672
Intrastate Access                   601       627
Toll                                549       600
Other Services                    1,206     1,149

Total Operating Revenues        $11,432   $11,060

Local Service revenues increased $303 (5.0%) for the nine-month period ended September 30, 1997 as compared to the same 1996 period. The increase for the period was due primarily to a 4.7% growth in access lines in service since September 30, 1996. Also contributing was an increase of $197 due to higher customer demand for optional services such as custom calling features. Such increases were partially offset by rate impacts which reduced revenues by $192 primarily due to revenue sharing accruals recorded in the nine-month period. The rate impacts also included a non-recurring revenue reduction of $64 related to the local service portion of the regulatory settlement in South Carolina.

Interstate Access revenues increased $89 (3.3%) for the nine-month period ended September 30, 1997 as compared to the same 1996 period. The increase for the period was attributable primarily to growth in minutes of use of 8.6%. Also contributing were an increase of $60 due to higher demand for special access services and an increase in end-user charges of $63 attributable to growth in the number of access lines. The increases were partially offset by rate reductions which decreased revenues by $114.

Intrastate Access revenues decreased $26 (4.1%) for the nine-month period ended September 30, 1997, when compared to the same 1996 period. The decrease was primarily due to rate reductions of $71 including a revenue reduction associated with the intrastate access portion of the regulatory settlement in South Carolina. The decrease was partially offset by growth in minutes of use of 10.7%.

Toll revenues decreased $51 (8.5%) for the nine-month period ended September 30, 1997 when compared to the same 1996 period. The decrease was primarily attributable to a decline in toll messages of 13.3%. The decrease was partially offset by charges to interexchange carriers beginning in the second quarter of 1997 for toll messages originating on BellSouth Telecommunications' public telephones.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services and other nonregulated services (primarily inside wire, billing and collection and voice messaging services). Other Services revenues increased $57 (5.0%) for the nine-month period ended September 30, 1997 when compared to the same 1996 period.

The increase primarily reflected increased demand and prices for non-regulated services, higher billing-related fees and higher revenues associated with fees for services rendered to affiliates. The increase was partially offset by the effects in 1996 of positive rate impacts, as well as the sale of a subsidiary which performed computer maintenance.

Operating Expenses

Total Operating Expenses increased $111 (1.4%) for the nine-month period ended September 30, 1997 when compared to the same 1996 period. The components of Total Operating Expenses were as follows:

                                   For the Nine
                                   Months Ended
                                   September 30,
                                  1997      1996

Depreciation and Amortization   $ 2,482   $ 2,427

Other Operating Expenses:
  Cost of Services and
    Products                      3,816     3,854
  Selling, General and
    Administrative                2,015     1,921
                                  5,831     5,775
    Total Operating Expenses    $ 8,313   $ 8,202

Depreciation and Amortization increased $55 (2.3%) for the nine-month period ended September 30, 1997 compared to the same 1996 period. The increase was due primarily to higher levels of property, plant and equipment since September 30, 1996 resulting from continued growth in the customer base and continued modernization of the network.

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

Other Operating Expenses increased $56 (1.0%) for the nine-month period ended September 30, 1997 when compared to the same 1996 period. The increase for the period was primarily attributable to increased costs associated with higher business volumes and costs related to competitive initiatives, including new service offerings and intensified marketing and advertising. The increase was partially offset by a reduction of approximately $160 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in such employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 3,400 since September 30, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously-disclosed work force reduction plan. The increase in other operating expenses was further offset by the April 1996 sale of a subsidiary which performed computer maintenance.


Other Income Statement Items

The other income statement components were as follows:

                                  For the Nine
                                  Months Ended
                                  September 30,
                                1997        1996
Interest Expense              $  401       $ 410
Other Income, net                  4          17
Provision for Income Taxes     1,022         919

Provision for Income Taxes increased $103 (11.2%) for the nine-month period ended September 30, 1997 when compared to the same 1996 period. BellSouth Telecommunications' effective tax rates were 37.5% and 37.3% for the nine months ended September 30, 1997 and 1996, respectively.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

FCC Interconnection Order

On July 18, 1997, the United States Court of Appeals for the Eighth Circuit ruled on the appeal of the FCC's August 8, 1996 Order concerning interconnection. The Court ruled that State Commissions have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale without interference by the FCC. In addition, the Court vacated other aspects of the Order including the FCC's "pick and choose" rule which allowed competing local carriers to select terms from various different interconnection agreements in negotiating their own interconnection agreements. The Court also rejected the FCC's requirement that Incumbent Local Exchange Carriers (ILECs) submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the Court rejected the requirement that ILECs physically recombine unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

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

Subsequent to the Court's ruling, competing local carriers filed a petition for rehearing of the Court's rejection of the requirement that ILECs physically recombine unbundled network elements. The competing local carriers argued that a separate section of the FCC's Order not addressed by the Court's ruling required the ILECs to rebundle unbundled network elements. The ILECs separately sought a petition for rehearing requesting that the contradictory section of the FCC's Order be vacated. On October 14, 1997, the court decided in favor of the ILEC's petition and concluded the rehearing period. Parties to the proceeding now have 90 days to appeal the Court's ruling to the U.S. Supreme Court.



State Developments

Tennessee Price Regulation Plan

In 1995, a law was enacted which allowed qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the prices for basic services and call waiting service are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula. Prices for services other than basic services may be adjusted based on an inflation-based formula.

In order to implement the price regulation election, the Tennessee Public Service Commission required BellSouth Telecommunications to reduce prices by approximately $56 million on an annual basis. BellSouth Telecommunications appealed to the Tennessee Court of Appeals. The Court stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues. On October 1, 1997, the Court vacated the sections of the order requiring the rate reduction and remanded the order to the Tennessee Regulatory Authority (successor to the Tennessee Public Service Commission) with an instruction to approve the price regulation plan.


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

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.


(b)  Reports on Form 8-K:

      Date of Event           Subject

      October 6, 1997         Form T-1's for Potential Trustees

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


November 13, 1997

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.