Form 10-K
period 1997-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1998-02-26
CIK 92088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         At February 2, 1998 one share of Common Stock was outstanding.
                            ------------------------

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF BELLSOUTH CORPORATION, MEETS THE
  CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO
                                       GENERAL INSTRUCTION I(2).

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   ATTACHMENT

Title of each class

DEBENTURES ISSUED BY:

Southern Bell Telephone and Telegraph Company

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
 $300,000,000  Principal Amount of Ten Year 6 1/2% Notes, Due June 15, 2005

                               TABLE OF CONTENTS

ITEM                                                                                      PAGE
----                                                                                      ----
                                            PART I
       Safe Harbor Statement...........................................................      1
  1.   Business........................................................................      1
       General.........................................................................      1
       Business Operations.............................................................      2
       Telephone Company Operations....................................................      2
       Competition.....................................................................     10
       Research and Development........................................................     13
       Licenses and Franchises.........................................................     13
       Employees.......................................................................     13
  2.   Properties......................................................................     14
       General.........................................................................     14
       Capital Expenditures............................................................     15
       Environmental Matters...........................................................     15
  3.   Legal Proceedings...............................................................     15
  4.   Submission of Matters to a Vote of Shareholders (Omitted pursuant to General
       Instruction I(2))

                                           PART II

  5.   Market for Registrant's Common Equity and Related Stockholder Matters
       (Inapplicable)
  6.   Selected Financial and Operating Data...........................................     16
  7.   Management's Discussion and Analysis of Results of Operations (Abbreviated
       pursuant to General Instruction I(2))...........................................     17
       Results of Operations...........................................................     17
       Volumes of Business.............................................................     18
       Operating Revenues..............................................................     19
       Operating Expenses..............................................................     20
       Other Income Statement Items....................................................     21
       Extraordinary Losses............................................................     21
       Financing Activity..............................................................     22
       Operating Environment and Trends of the Business................................     22
       Year 2000 Compliance............................................................     26
       New Accounting Pronouncements...................................................     26
       Other Matters...................................................................     26
       Safe Harbor Statement...........................................................     27
  8.   Consolidated Financial Statements and Supplementary Data........................     28
       Report of Management............................................................     28
       Report and Consent of Independent Accountants...................................     29
       Consolidated Statements of Income and Retained Earnings.........................     30
       Consolidated Balance Sheets.....................................................     31
       Consolidated Statements of Cash Flows...........................................     32
       Notes to Consolidated Financial Statements......................................     33
  9.   Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure......................................................................     47

                                           PART III

 10.   Directors and Executive Officers of the Registrant (Omitted pursuant to General
       Instruction I(2))
 11.   Executive Compensation (Omitted pursuant to General Instruction I(2))
 12.   Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction I(2))
 13.   Certain Relationships and Related Transactions (Omitted pursuant to General
       Instruction I(2))

                                           PART IV

 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     47

Signatures.............................................................................     48

                                     PART I

SAFE HARBOR STATEMENT

    CERTAIN OF THE INFORMATION CONTAINED IN THIS AND OTHER REPORTS ADDRESSES KNOWN TRENDS AND UNCERTAINTIES AFFECTING BELLSOUTH TELECOMMUNICATIONS, INC.'S BUSINESS AND PROSPECTS AND MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. BELLSOUTH TELECOMMUNICATIONS, INC.'S EXPECTATIONS CONTAINED IN OR UNDERLYING SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO: (1) ECONOMIC GROWTH AND DEMAND FOR WIRELINE COMMUNICATIONS SERVICES CONTINUES IN BELLSOUTH TELECOMMUNICATIONS, INC.'S SERVICE TERRITORY;
(2) THE FINAL RESOLUTION OF THE ACCESS REFORM AND UNIVERSAL SERVICE ORDERS OF THE FCC (AND THE RESULTANT CUSTOMER IMPACTS) IS REASONABLY EARNINGS-NEUTRAL; (3) LOCAL WIRELINE SERVICE COMPETITION DOES NOT HAVE SIGNIFICANTLY INCREASING ADVERSE IMPACTS ON EARNINGS; (4) THE CONTINUING COSTS TO IMPLEMENT NETWORK CHANGES AND OPERATING SYSTEMS NECESSARY TO SATISFY REGULATORY CONDITIONS FOR BELLSOUTH CORPORATION'S PROVISION OF INTERLATA SERVICE ARE NOT MATERIALLY GREATER THAN CURRENTLY PROJECTED; AND (5) BELLSOUTH TELECOMMUNICATIONS, INC.'S EXPECTATIONS AS TO THE COST AND SUCCESS OF ITS EFFORTS FOR YEAR 2000 COMPLIANCE, INCLUDING THE SUCCESS OF ITS KEY SUPPLIERS AND CUSTOMERS, ARE REASONABLY ACCURATE. ANY DEVELOPMENTS SIGNIFICANTLY DEVIATING FROM THESE ASSUMPTIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECAST OR IMPLIED IN THE AFOREMENTIONED FORWARD-LOOKING STATEMENTS.

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

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the United States District Court for the District of Columbia entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the United States Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), formed several holding companies including BellSouth (the Holding Companies), and transferred to them one or more of the operating telephone companies (the Operating Telephone Companies) that were formerly part of the Bell System. As a result, AT&T transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1, 1984, ownership of the Holding Companies was transferred by AT&T to its shareholders. As a result, BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight, December 31, 1991.

    Under the MFJ, the Operating Telephone Companies could provide local exchange, exchange access, information access and toll telecommunications services within their assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing wireline service between LATAs, the Operating Telephone Companies provided exchange access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of carriers (the Interexchange Carriers), that provided toll telecommunications services between different LATAs.

    The Telecommunications Act of 1996 (the 1996 Act) supersedes the MFJ, providing for the development of competition in local telecommunications markets; the conditions under which the Operating Telephone Companies can provide interLATA wireline telecommunications and other services; and the provision by the Operating Telephone Companies of video services within their service areas. The ability of the Operating Telephone Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous and rigorous criteria and the development of and compliance with newly mandated regulations of the Federal Communications Commission (FCC). To date, the FCC has rejected all applications to provide interLATA wireline service. (See "Telephone Company Operations -- InterLATA Toll Service.")

                              BUSINESS OPERATIONS

    Approximately 89%, 90% and 86% of BellSouth Telecommunications' total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were from wireline telecommunications services and the remainder was derived principally from sales and maintenance of customer premises equipment and other nonregulated services and, for 1995, directory publishing fees.

    Certain telecommunications services and products are provided to business customers by BellSouth Business Systems, Inc. and BellSouth Communication Systems, Inc., wholly-owned subsidiaries of BellSouth Telecommunications. These companies provide sales, marketing, product management and customer service for BellSouth Telecommunications' large business customers and sell, install and maintain communications equipment.

    Revenues from services (predominantly exchange access services) provided to AT&T, BellSouth Telecommunications' largest customer, comprised approximately 10%, 11% and 12% of 1997, 1996 and 1995 total operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

    BellSouth Telecommunications provides, predominantly, local exchange, exchange access and intraLATA toll services within each of the 38 LATAs in its nine-state wireline service territory. BellSouth Telecommunications provided approximately 23,201,000 customer access lines at December 31, 1997, an overall increase of 4.8% since December 31, 1996. The increase was primarily attributable to continued economic growth in BellSouth Telecommunications' nine-state service region. Growth in additional residential lines ordered by existing customers accounted for approximately 30.8% of the overall increase in total access lines since December 31, 1996 (See "MD&A -- Results of Operations -- Volumes of Business.")

    At December 31, 1997, approximately 81% of BellSouth Telecommunications' access lines were in 44 metropolitan areas, each having a population of 125,000 or more. Many localities and some sizable areas in the states in which BellSouth Telecommunications operates are served primarily by non-affiliated telephone companies. BellSouth Telecommunications does not furnish, on a significant scale, local exchange, exchange access or toll services in the areas served by such companies. BellSouth Telecommunications is increasingly facing competition for local and intraLATA customers within its wireline service territory. (See "Competition -- Network and Related Services.")

LOCAL AND INTRALATA TOLL SERVICES

    Charges for local service for each of the years ended December 31, 1997, 1996 and 1995 accounted for approximately 55%, 55% and 50%, respectively, of BellSouth Telecommunications' total operating revenues. Local service operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switched network; dedicated private line facilities for voice and special services, such as transport of data, radio and video; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low or high capacity public or private digital networks. Other local service revenue is derived from intercept and directory assistance, public telephones and various optional central office features, such as Caller ID, Call Waiting, Call Return and 3-Way Calling services. As other authorized telecommunications carriers compete in the provision of local service, BellSouth Telecommunications will increasingly sell to such carriers unbundled network elements and discounted local service for resale.

    BellSouth Telecommunications offers certain enhanced services, such as MemoryCall-SM- voice messaging service, through its network. These services differ from basic services in that they employ computer processing applications to alter the subscriber's transmitted information; provide the subscriber additional, different or restructured information; or involve subscriber interaction with stored information. The terms of many of these service offerings are not regulated under the rules of the FCC, but the FCC prescribes the method by which such services may be provided (for example, through structurally separated subsidiaries or arrangements providing access to competitive providers). Total revenue from enhanced and other optional services was approximately $1.31 billion, $1.06 billion and $794 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    BellSouth Telecommunications provides intraLATA toll services within (but not between) its 38 LATAs. Such toll services provided approximately 5%, 5% and 7% of BellSouth Telecommunications' total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video. In recent years, these toll revenues have decreased as competition for toll customers has intensified and as local area calling plans have been expanded. Toll revenues are expected to continue to be negatively impacted by competition.

REGULATION OF LOCAL AND TOLL SERVICES

    BellSouth Telecommunications is subject to regulation of its intrastate services by a state authority in each state where it provides intrastate telecommunications services; such regulation covers rates, services, competition and other issues.

    RATE REGULATION

    Traditionally, BellSouth Telecommunications' rates were set in each state in its wireline service territory at levels that were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure, generally known as rate of return regulation, was acceptable in a less competitive era; however, as discussed below, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

    Under the first generation of alternative regulation, generally known as incentive regulation, economic incentives were provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns were reached, earnings were "shared" by providing refunds or price reductions to customers.

    Under the next generation of alternative regulation, generally known as price regulation, the state authorities establish maximum prices that can be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance BellSouth Telecommunications' ability to adjust prices and service options to respond more effectively to changing market conditions and competition and provide an opportunity to benefit more fully from productivity enhancements. For these reasons, BellSouth Telecommunications has focused its regulatory and legislative efforts on establishing price regulation, and such plans are now operational throughout BellSouth Telecommunications' wireline service territory, except in Tennessee where a court order to implement price regulation has been appealed. While some state price regulation plans are not subject to either review or renewal, other state plans contain specified termination dates and/or review periods. No assurance can be given that plans subject to review or renewal will retain prices or other terms currently applicable.

    The following section contains a brief description of certain regulatory proceedings in BellSouth Telecommunications' nine-state wireline service territory.

ALABAMA

    BellSouth Telecommunications' rates were subject to an incentive regulation plan from 1988 to September 1995 and to a price regulation plan thereafter. Under the price regulation plan, prices for basic services, including local exchange services for residence and business customers, are capped until 2000, after which prices may be changed in accordance with an inflation-based formula. Aggregate price increases for non-basic services are limited to 10% annually. Intrastate switched access rates must be reduced below interstate switched access rates. Reductions related to intrastate switched access are estimated to be $25 million through 1999. Additional terms of the price regulation plan require annual price reductions aggregating $57 million through 1999, excluding intrastate switched access reductions.

FLORIDA

    From 1988 through 1992, an incentive regulation plan was in effect in Florida. In 1994, the Florida Public Service Commission extended the plan retroactively from 1993 to 1997, with required price reductions aggregating approximately $300 million over a three-year period. Effective January 1996, BellSouth Telecommunications elected to be regulated under price regulation; however, it was still required to comply with the sharing provisions of the previous incentive plan through 1997.

    Under the price regulation plan, prices for basic services, which include flat-rate residential and single-line business local exchange services, are capped until 2001, after which prices may be changed in accordance with an inflation-based formula. Prices for certain non-basic services, including multi-line business service, are capped until 1999 at the rates in effect in July 1995. Prices for other non-basic services may be adjusted annually subject to defined limitations.

GEORGIA

    From 1990 to August 1995, BellSouth Telecommunications operated under an incentive regulation plan in Georgia. Thereafter, it has operated under a price regulation plan. Under the price regulation plan, basic residence and single-line business rates are capped until 2000, after which prices may be changed in accordance with an inflation-based formula. Rates for intrastate switched access services may be no higher than the rates charged for interstate switched access services.

KENTUCKY

    From 1988 to July 1995, an incentive regulation plan was in effect in Kentucky. BellSouth Telecommunications' rates are now regulated under a price regulation plan. Under the price regulation plan, basic residential rates are capped until 1998, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates are limited to rates in effect for interstate switched access. Prices for services deemed competitive under the plan can be set by BellSouth Telecommunications in response to market conditions.

LOUISIANA

    From February 1992 to April 1996, an incentive regulation plan was in effect in Louisiana. Effective April 1996, the Louisiana Public Service Commission approved a price regulation plan that will remain in effect for a six-year term. Under the provisions of the price regulation plan, prices for basic services, which include the provision of local exchange service, are capped until 2001, after which prices may be changed in accordance with an inflation-based formula. After 2001, no individual basic service price can be increased by more than 10% in any twelve-month period. Prices for interconnection services are capped until 1999, after which no individual service can be increased more than 10% in any twelve-month period. For non-basic services, price increases may not exceed 20% in any twelve-month period.

    Concurrently with the approval of price regulation, the Louisiana Commission concluded its review of BellSouth Telecommunications' earnings by requiring an aggregate $70 million price reduction, to be apportioned over a three-year period beginning April 1, 1996.

MISSISSIPPI

    From June 1990 through December 1995, an incentive regulation plan was in effect in Mississippi. Effective January 1996, the Mississippi Public Service Commission approved a six-year price regulation plan. Under the provisions of the plan, prices for basic services, which include the provision of basic local telephone service, are capped until 1999, after which the basic service category rates will be revised annually to effect an annual reduction in revenues of 1% or $3.75 million, whichever is greater, for the last three years of the plan. In addition, intrastate switched access rates are capped at the same level as interstate switched access rates over the life of the plan.

NORTH CAROLINA

    Prior to June 1996, traditional rate of return regulation was in effect in North Carolina. Since then, BellSouth Telecommunications has been subject to a price regulation plan under which prices for residence basic local exchange service are capped until 1999, after which time any price increases are limited by an inflation-based formula. For business basic local exchange, interconnection and certain non-basic services, any increases in current prices are also subject to inflation-based formulas. Prices for toll switched access services were capped at the June 1996 prices, after giving effect to specified price reductions ordered in conjunction with approval of the price regulation plan.

SOUTH CAROLINA

    Prior to 1996, BellSouth Telecommunications' rates were regulated on a traditional rate of return basis. In January 1996, the South Carolina Public Service Commission approved a price regulation plan which includes provisions that basic local exchange residence and business service flat rates will not increase until 2001, after which prices may be changed in accordance with an inflation-based formula. Intrastate switched access rates will be capped until 1999, after which prices may be changed in accordance with an inflation-based formula. The rates for non-basic services will be set by BellSouth Telecommunications, subject only to the limitation that the price for any individual service may not be increased more than 20% in a twelve-month period.

    In April 1997, BellSouth Telecommunications, the South Carolina Public Service Commission and other parties agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications paid $72 million to its customers in 1997.

TENNESSEE

    An incentive regulation plan, which had been in effect since August 1990, ended in 1995. In June 1995, a law was enacted in Tennessee that allowed qualified service providers to elect price regulation. BellSouth Telecommunications elected price regulation under which the prices for basic services and Call Waiting services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula. Prices for services other than basic services are to be adjusted based on an inflation-based formula.

    In order to implement the price regulation election, the Tennessee Public Service Commission required BellSouth Telecommunications to reduce prices by approximately $56 million on an annual basis. BellSouth Telecommunications appealed to the Tennessee Court of Appeals. The court stayed implementation of both the rate reduction and price regulation plan pending further consideration of the issues. In October 1997, the court vacated the order requiring the rate reduction and remanded the case to the Tennessee Regulatory Authority (successor to the Tennessee Public Service Commission) with instructions to approve the price regulation plan. In January 1998, the Tennessee Regulatory Authority and the Consumer Advocate filed an application for permission to appeal to the Tennessee Supreme Court.

    A bill has been introduced in the Tennessee legislature that would impose significant new restrictions on companies electing price regulation. Specifically, the bill would require BellSouth Telecommunications to agree to make substantial refunds to customers and to have its initial rates for price regulation purposes established by means of a traditional rate of return earnings investigation. It is too early to assess the degree of support that this proposal might receive in the legislature.

    REGULATION OF LOCAL SERVICE COMPETITION

    The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BellSouth Telecommunications, negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority, or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs to be avoided. BellSouth Telecommunications has executed over 300 interconnection or resale agreements with such carriers.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry. Among the issues specifically addressed by the order were the network elements that ILECs must make available; pricing standards to be followed by states in setting rates for interconnection; access to network elements on an unbundled basis; and resold services. BellSouth Telecommunications, several other ILECs and several state regulatory bodies appealed the Order to the United States Court of Appeals for the Eighth Circuit, and in July 1997, the court ruled that state commissions, not the FCC, have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale. In addition, the court vacated other aspects of the order including the FCC's "pick and choose" rule, which allowed competing local carriers to select terms from different interconnection agreements in negotiating their own interconnection agreements. The court also rejected the FCC's requirement that ILECs submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the court rejected the FCC's requirement that ILECs physically recombine unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

    Certain aspects of the order were upheld by the court, including the ability of the competing local carriers to recombine network elements to produce complete telecommunications services without providing any of their own facilities. The court also affirmed the FCC's classification of operations support systems, operator services, directory assistance and vertical switching features as unbundled network elements. In addition, the court also upheld the FCC's definition of "technically feasible" interconnection to exclude all economic considerations. Finally, the court declined to rule on whether or not the Total Element Long Run Incremental Cost (TELRIC) pricing methodology was inconsistent with the 1996 Act, leaving the state commissions to make that decision. On reconsideration, the court further clarified that the 1996 Act does not require ILECs to provide recombined unbundled network elements. The United States Supreme Court has agreed to review the court's decision, and a ruling is expected by mid-1999. In a subsequent order, the Eighth Circuit held that the FCC may not impose its pricing standards as a condition to granting permission for the Operating Telephone Companies to provide interLATA communications.

    Notwithstanding these developments, however, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements, and state regulatory commissions have arbitrated and approved various terms of interconnection between BellSouth Telecommunications and other carriers. Some changes may be made to these agreements when the judicial appeals are concluded. The arbitration results for the wholesale discount rates vary by state from approximately 14.8% to 21.8% for both business and residential service.

    In attempting to comply with the technical requirements of interconnection, BellSouth Telecommunications is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BellSouth Telecommunications incurred approximately $400 million of costs associated with these efforts in the year ended December 31, 1997. Of this amount, approximately $230 million was expensed as incurred, and the remainder was capitalized. It remains unclear to what degree, if any, BellSouth Telecommunications will be compensated for these costs.

REGULATION OF ACCESS SERVICES

    BellSouth Telecommunications provides access services by connecting the equipment and facilities of its subscribers with the communications networks of Interexchange Carriers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications. The FCC regulates rates and other aspects of interstate access services. State regulatory commissions have jurisdiction over the provision of access to the Interexchange Carriers to complete intrastate telecommunications.

    Interstate and intrastate access charges, which are payable both by Interexchange Carriers and subscribers, provided approximately 29%, 30% and 29% of BellSouth Telecommunications' total operating revenues for the years ended December 31, 1997, 1996 and 1995, respectively. These charges are designed to recover the costs of the common and dedicated facilities and switching equipment used to connect networks of Interexchange Carriers with the telephone company's local network and to subsidize the cost of providing local service to rural and other high-cost areas. The FCC regulates interstate access charges through its price cap and access charge rules. The state commissions have authorized BellSouth Telecommunications to collect from the Interexchange Carriers and, in several states, from customers, fees for providing intrastate access services. In connection with the approval of price regulation plans, many states have required BellSouth Telecommunications to reduce intrastate access rates to bring them to parity with interstate access rates.

    Historically, access charges have been set at levels that subsidize the cost of providing local residential service. The 1996 Act requires that the FCC identify the local service subsidy implicitly provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers.

    The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. BellSouth Telecommunications had been pricing its services based on a 5.3% productivity factor, which meant that price increases would only occur to the extent that the Gross Domestic Product Price Index of the United States (the Index) increased by greater than 5.3% over an annual period. If the Index increased by less than 5.3%, price reductions would occur. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of a universal service fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. The net access charge reductions resulted primarily from an FCC-mandated increase in the price cap productivity factor from 5.3% to 6.5%. The new rates went into effect beginning July 1, 1997 and were computed as if the 6.5% productivity factor had been in effect since July 1, 1996.

    In addition, the access charge reform order resulted in several changes to the existing interstate access rate structure designed to move access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges (SLCs) were increased and a new presubscribed interexchange carrier charge (PICC) was established. As SLC and PICC charges are increased over time, usage charges are reduced. SLCs for primary residential and single-line business access lines remained unchanged at $3.50 per line, per month. SLCs for non-primary (or "additional") residential access lines increased from $3.50 to $5.00 per line, per month, and SLCs for multi-line business customers increased from $6.97 to $8.17 per line, per month beginning in January 1998. PICCs were established on January 1, 1998 and are charged to Interexchange Carriers for recovery of non-traffic-sensitive costs not recovered through

SLCs. These charges were established for primary residential and single-line business access lines, non-primary residential access lines and multi-line business access lines and were initially set at $.53, $1.50 and $2.75, respectively, per line, per month, beginning January 1998. BellSouth Telecommunications believes that the net effect of these changes will be substantially revenue-neutral.

    The universal service order established new funding mechanisms for high-cost, low-income service areas. BellSouth Telecommunications began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate access charges. Major changes to the support mechanism to subsidize the provision of services to high-cost areas will occur January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward-looking economic costs; however, a cost model has yet to be adopted. A new proceeding was initiated in June 1997 to select a cost model with final FCC action expected in 1998.

    The order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program are to be capped at approximately $2.7 billion and are to be funded out of the universal service fund. Local and Interexchange Carriers' contributions to the education and health care funds would be assessed by the fund administrator on the basis of their interstate and intrastate end-user revenues.

    All of the foregoing orders have been appealed to United States Courts of Appeal in several different Circuits.

INTERLATA TOLL SERVICE

    As a result of the 1996 Act, BellSouth Telecommunications or an affiliate and the other Operating Telephone Companies are freed from the judicial restrictions of the MFJ that generally prohibited the provision of interLATA communications throughout their wireline service territories and elsewhere. The 1996 Act establishes in its place a new restriction and a procedure for its removal. These companies or their affiliates may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline services, and the FCC must act on each such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown (i) the presence of a facilities-based provider offering both residential and business local services (Track A) or (ii) if there is no such provider, a statement that has been approved or permitted to take effect by state regulatory authorities of the terms under which it would be willing to interconnect with a competitive local carrier (Track B); (c) will operate in accordance with the separate subsidiary requirement; and (d) has presented an application consistent with the public interest. The FCC is required to consult with state regulatory authorities and the Justice Department when reviewing the application.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has received favorable determinations from the regulatory commissions in several states in its wireline service territory, but the FCC has rejected all applications to provide in-region interLATA service on which it has ruled. The applicants have appealed such denials to the United States Court of Appeals for the District of Columbia Circuit. In addition, the United States District Court for the Northern District of Texas has ruled that the provisions of the 1996 Act prohibiting the Operating Telephone Companies from providing interLATA services are, in effect, an unconstitutional bill of attainder and are unenforceable. The ruling has been stayed pending appeal. BellSouth will continue to seek approvals from the FCC and other state commissions and judicial review of adverse decisions which it believes to be erroneous. However, because of the scrutiny of such applications by the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions and the possible challenges by Interexchange Carriers of any approved applications, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states.

                            ------------------------

    In addition to the above matters, BellSouth and BellSouth Telecommunications are parties to or subject to numerous other proceedings pending before federal and state regulatory and judicial bodies. These matters involve, among other things, terms and conditions of services provided by BellSouth Telecommunications and its affiliates, rates charged for such services, access reform, universal service, number portability and relationships with competitive service providers and their affiliates. No assurance can be given as to the outcome of any such proceedings.

PUBLIC TELEPHONES

    In April 1997, BellSouth Telecommunications transferred its payphone business assets to a separate subsidiary, BellSouth Public Communications, Inc.
(BPC), in order to satisfy an FCC order which required ILECs to reassign their payphone business assets from regulated telephone company accounts to separate unregulated accounts or to transfer assets to a separate subsidiary. BPC has received certification as an independent payphone provider in each of the nine states where BellSouth Telecommunications provides wireline telephone service. BPC plans to continue to provide independent payphone services throughout BellSouth Telecommunications' territory and will selectively provide payphone services in areas served by unaffiliated telephone companies. Also beginning in April, BPC is authorized to begin receiving per-call compensation from Interexchange Carriers for calls originating on its payphone equipment.

BILLING AND COLLECTION SERVICES

    BellSouth Telecommunications provides, under contract and/or tariff, billing and collection services for certain long distance services of AT&T and several other Interexchange Carriers. The agreement with AT&T extends through the year 2000, subject to the right of AT&T to assume billing and collection for certain of its services prior to the expiration of the agreement.

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

DIRECTORY PUBLISHING FEES

    Prior to 1996, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the year ended December 31, 1995, these fees, included in Other Operating Revenue, were $721 million.

    BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, which was effective beginning in the first quarter of 1996. For additional information, see "MD&A -- Other Matters -- Affiliated Transactions."

INTERNET ACCESS

    In 1996, BellSouth Telecommunications began providing Internet access, a customized version of Netscape Navigator-TM-, electronic mail and a gateway to local and national information. Internet access is provided as BellSouth.net-SM-service to over 182,000 customers at December 31, 1997.

SELLING AND MAINTAINING EQUIPMENT

    To a limited extent, BellSouth Telecommunications, through subsidiaries, sells and maintains telecommunications equipment in the nine states where it provides wireline telephone service. The Holding Companies, Lucent Technologies, Inc. and other substantial enterprises compete in the provision of these services and products.

                                  COMPETITION

GENERAL

    BellSouth Telecommunications is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies that have substantial capital, technological and marketing resources.

NETWORK AND RELATED SERVICES

LOCAL SERVICE

    Federal and state law provide for local service competition throughout BellSouth Telecommunications' wireline service territory, and the state public service commissions have granted numerous carrier applications for authority to offer local telephone service. As a result, substantial competition has developed for BellSouth Telecommunications' business customers which provide a greater concentration of higher margin revenues than do its residential customers. Competitors include the Interexchange Carriers, such as AT&T and MCI, and smaller competitive local exchange carriers (CLECs), which resell local services of BellSouth Telecommunications and other ILECs or provide service over their own facilities. Because of the fact that significant residential local service competition would improve BellSouth's prospects for obtaining regulatory authority to offer interLATA long distance service, BellSouth believes that the Interexchange Carriers have been slow to enter the local residential market and, therefore, the development of competition for residential local service customers will continue to be much slower than for business local service customers.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in all major metropolitan areas throughout BellSouth Telecommunications' wireline service territory. These networks offer certain high-volume users a competitive alternative to the public and private line offerings of BellSouth Telecommunications. Furthermore, wireless services, such as cellular, personal communications service (PCS) and paging services, and Internet services increasingly compete with wireline communications services. PCS service is digital, which provides greater security and clarity than analog cellular service. Such services are provided by, among others, a number of well-capitalized entities, including AT&T and other Holding Companies, in most of BellSouth Telecommunications' markets.

    As technological and regulatory developments make it more feasible for cable television to carry data and voice communications, BellSouth Telecommunications will face increased competition within its region from cable television ventures. For example, MediaOne, an affiliate of USWest Media Group, has begun offering local wireline service in Atlanta in 1998 over its enhanced cable television network.

    Joint ventures and mergers between major telecommunications companies (e.g., the proposed mergers of MCI/WorldCom, Inc. and AT&T/Teleport Communications Group) will result in large, well-capitalized carriers that will provide formidable competition to BellSouth across a number of markets, including local and long distance telephone and Internet services.

    Competition for local service revenues could adversely affect BellSouth Telecommunications' results of operations. However, the opening of local markets to competition, among other things, can allow BellSouth to qualify to offer in-region interLATA service as contemplated in the 1996 Act. (See "BellSouth Telecommunications Competitive Strategy.")

ACCESS SERVICE

    FCC rules require BellSouth Telecommunications to offer expanded interconnection for interstate special and switched access transport. As a result, BellSouth Telecommunications must permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for access transport. Furthermore, Interexchange Carriers are increasingly connecting their lines directly to their customers' facilities, bypassing the networks of BellSouth Telecommunications and thereby avoiding access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial interLATA traffic because of its lower cost structure, because FCC rules do not currently impose access charges on Internet communications.

TOLL SERVICE

    A number of companies compete with BellSouth Telecommunications in its nine-state region for intraLATA toll business by reselling toll services obtained at bulk rates from BellSouth Telecommunications or, subject to the approval of the applicable state public utility commission, providing toll services over their own facilities. Commissions in the states in BellSouth Telecommunications' wireline service territory have allowed the latter type of intraLATA toll calling, whereby the Interexchange Carriers are assigned a multiple digit access code (10XXX) that customers may dial to place intraLATA toll calls through facilities of such Interexchange Carriers. The legislatures or commissions in three states have authorized competing carriers to provide intraLATA toll presubscribed calling with a single digit access code (1+), giving them dialing parity with the ILEC in that area. Commissions in several other states are considering how and when such authorization should be implemented. However, the 1996 Act prohibits states from ordering the implementation of new toll dialing parity until the earlier of (a) three years from the enactment of the 1996 Act or (b) such time as the Operating Telephone Company has qualified to provide in-region interLATA services.

    The 1996 Act permits the Holding Companies to offer interLATA toll service outside of the states containing their local wireline service territories. Holding Companies and other carriers have announced plans to compete for such interLATA toll service in BellSouth Telecommunications' territory. AT&T, MCI, Sprint and a number of other carriers, including other Holding Companies, currently provide toll service to BellSouth Telecommunications' local service customers.

BELLSOUTH TELECOMMUNICATIONS COMPETITIVE STRATEGY

MARKETING

    BellSouth Telecommunications has developed several strategies that govern its business decisions in the increasingly competitive telecommunications industry. Among them, BellSouth Telecommunications will strengthen its leadership position throughout its nine-state wireline service territory by (a) enhancing and building its brand strength and distribution channels; (b) seeking approval to provide wireline long distance and video services directly or through affiliates; (c) controlling costs; and (d) developing and enhancing joint marketing efforts with BellSouth's domestic wireless business.

    BellSouth Telecommunications markets all its services and products under the BellSouth brand name to give them a clear, consistent identity in the marketplace. BellSouth believes that its brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this mark throughout its service territory by jointly marketing all BellSouth services and products with special attention to each customer base. BellSouth's goal is for its brand name to become synonymous with quality service and state-of-the-art technology. Accordingly, significant increases in marketing and advertising costs have been and will be incurred. BellSouth advertises in the various media in its territory, in connection with major events, such as the Olympics, the Super Bowl, PGA golf tournaments and NASCAR events, and through its affiliation with several professional and collegiate sports organizations, which offer BellSouth a broader platform to showcase its products and services.

    BellSouth Telecommunications has organized its marketing efforts to parallel its four major customer bases: consumer, small business, complex business and interconnection services (predominantly exchange access services.)

    A substantial portion of the growth in BellSouth Telecommunications' revenues from local service is derived from the sale of additional residential lines and optional calling services to its residential customers. These offerings are marketed in a variety of packages with varying pricing features that are designed to appeal to a wide range of BellSouth Telecommunications' residential customers. A substantial number of these sales are made by customer service representatives who are on call 24 hours a day, seven days a week, as they are contacted by subscribers on other matters.

    BellSouth Telecommunications' small business services are marketed by customer service representatives through varied pricing and service options. BellSouth Telecommunications' products and services, such as video conferencing, ISDN service and telecommunications equipment and systems, are also demonstrated and sold through marketing arrangements with retailers and other independent sales representatives.

    BellSouth Telecommunications markets highly specialized services and products to large and complex business customers. In addition to telephone lines, product and service offerings to these customers include Internet access, special networks, high-speed data transmission, business teleconferencing and industry-specific communications configurations.

    FCC rules require BellSouth Telecommunications to offer interconnection capabilities to CLECs. BellSouth Telecommunications already has many interconnection agreements in place and continues to negotiate more. To strengthen bonds with these customers, each customer has been assigned an account manager, and service centers have been established to handle unbundled network element and resale orders. Interconnection helps BellSouth Telecommunications open its markets to competition, which, among other things, can facilitate BellSouth's qualification to offer interLATA wireline service under provisions contained in the 1996 Act.

    BellSouth is considering offering bundled telecommunications services inside and outside the local wireline service territory of BellSouth Telecommunications through its own CLEC. Subject to regulatory approval in the states in which it intends to provide service, the BellSouth CLEC would have the same flexibility as other non-affiliated carriers to resell services provided by ILECs, including BellSouth Telecommunications and other telecommunications service providers.

    Many of BellSouth's other services and products, such as cellular and PCS services, including the long distance component of these wireless services, Internet services and video services, are sold by BellSouth Telecommunications' service representatives. The marketing of many of BellSouth Telecommunications' nontraditional wireline services is enhanced by alliances with other service providers and suppliers. For instance, Netscape Communications Corporation provides BellSouth's Internet users with its Web browser, and persons who visit the Netscape Web site are offered a convenient way to sign up for BellSouth's Internet services. Additional arrangements with Yahoo! Inc. and Wired Ventures Limited further enhance BellSouth's Internet services marketing strategy.

REGULATORY AND LEGISLATIVE CHANGES

    BellSouth Telecommunications' primary regulatory focus has been directed toward seeking the modification of the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth Telecommunications has successfully sought price regulation, whereby prices of basic services are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels. BellSouth Telecommunications has price regulation plans implemented in all states in its wireline service territory except in Tennessee. The FCC also regulates BellSouth Telecommunications' interstate services using price regulation.

NEW SERVICES

    The opening of BellSouth Telecommunications' local service markets to competition can allow BellSouth to qualify for entry into new business markets. While loss of local service customers and other risks associated with increased competition are inevitable, BellSouth will have the opportunity to offer interLATA wireline service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services, video and Internet services.

    The 1996 Act eliminated prohibitions on telephone companies from providing cable television services in their service territories, although many federal courts had already held such prohibitions unconstitutional. Although ILECs may not acquire or joint venture with established cable television providers in their wireline territories, they may provide cable television service over their own facilities. BellSouth Telecommunications has acquired several cable TV and wireless video rights and has begun providing both cable TV and wireless video services on a limited basis in certain metropolitan areas.

    In 1996, BellSouth Telecommunications began providing Internet access, a customized version of Netscape Navigator-TM-, electronic mail and a gateway to local and national information and electronic Yellow Pages.

                            RESEARCH AND DEVELOPMENT

    BellSouth Telecommunications conducts its research and development activities internally and through external vendors, primarily Bell Communications Research, Inc. (Bellcore). Bellcore provides research and development and other services to BellSouth and the other Holding Companies. In November 1997, BellSouth Telecommunications completed the sale of its 14.3% interest in Bellcore to Science Applications International Corporation. BellSouth has contracted with Bellcore for ongoing support of engineering and systems. In addition, BellSouth Telecommunications is a member of the National Telecommunications Alliance, an organization which supports its commitment to national security and emergency preparedness.

                            LICENSES AND FRANCHISES

    BellSouth Telecommunications' local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which BellSouth Telecommunications does business. These certificates provide for franchises of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates.

    BellSouth Telecommunications believes that it owns or has licenses to use all patents, copyrights, trademarks and other intellectual property necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or non-renewal of rights that would materially and adversely affect BellSouth Telecommunications or its subsidiaries.

                                   EMPLOYEES

    At December 31, 1997, 1996 and 1995, BellSouth Telecommunications employed approximately 59,100, 63,800 and 71,400 persons, respectively. Of those totals, approximately 57,600, 62,400 and 68,600, respectively, were telephone employees. About 74% of these employees at December 31, 1997 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. BellSouth's and BellSouth Telecommunications' collective bargaining agreements with the CWA are scheduled to terminate on August 6,1998. Negotiations with the CWA over the terms of new agreements will begin in early June 1998. The outcome of these negotiations cannot be determined at this time.

    During 1995, BellSouth Telecommunications completed a 1993 plan to reduce its work force by approximately 10,200 employees. Also during 1995, BellSouth Telecommunications announced a plan to further reduce its work force by approximately 11,300 employees by the end of 1997. BellSouth Telecommunications substantially completed the 1995 plan in 1997. (See "MD&A -- Results of Operations -- Operating Expenses -- Work Force Reduction Charge.")

    In 1997, BellSouth Telecommunications announced plans to outsource certain engineering functions, as well as its information technology operations and application development. Approximately 2,200 employees have left or will leave BellSouth Telecommunications in connection with these outsourcing efforts which are expected to be complete by the end of 1998. BellSouth Telecommunications has contracted with various entities to perform these outsourced functions. These contracts expire at various dates through 2008, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $465 million to $625 million annually over the next ten years and replace costs previously incurred for BellSouth Telecommunications' employees, facilities, equipment and other costs. BellSouth Telecommunications outsourced these functions to improve capabilities and cost effectiveness.

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth Telecommunications' properties do not lend themselves to description by character or location of principal units. BellSouth Telecommunications' investment in property, plant and equipment consisted of the following at December 31:

                                             1997         1996
                                          -----------  -----------
Outside plant...........................         45%          45%
Central office equipment................         39           38
Land and buildings......................          7            7
Furniture and fixtures..................          5            6
Operating and other equipment...........          3            3
Plant under construction................          1            1
                                                ---          ---
                                                100%         100%
                                                ---          ---
                                                ---          ---

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which are on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth Telecommunications currently self-insures all of its outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

    Substantially all of the installations of central office equipment are located in buildings and on land owned by BellSouth Telecommunications. Many garages, administrative and business offices and telephone service centers are in leased quarters.

    BellSouth Telecommunications' customers are now served by electronic switching systems and a digital network, which provides capabilities for BellSouth Telecommunications to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

    Capital expenditures consist of gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use.

    The total investment in property, plant and equipment has increased from $38.3 billion at January 1, 1993 to $47.9 billion at December 31, 1997, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. Population and economic expansion is projected by BellSouth Telecommunications in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth Telecommunications' capital expenditures for 1993 through 1997 were as follows:

                                                                  MILLIONS
                                                                  ---------
1997............................................................  $   3,440
1996............................................................      3,206
1995............................................................      3,123
1994............................................................      2,971
1993............................................................      2,995

    BellSouth Telecommunications currently projects capital expenditures to be approximately $3.4 billion for 1998. In 1997, BellSouth Telecommunications generated substantially all of its funds for capital expenditures internally. In 1998, projected capital expenditures are expected to be financed primarily through internally generated funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions related to the divestiture from AT&T. As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth Telecommunications has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1997, BellSouth Telecommunications' recorded liability, related primarily to remediation of these sites, was approximately $31 million.

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

                                    PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
       (DOLLARS IN MILLIONS)

                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
Operating Revenues......................  $15,346    $14,776    $14,540    $14,040    $13,580
Operating Expenses (1)..................   11,158     11,069     11,759     10,452     11,591
                                          --------   --------   --------   --------   --------
Operating Income........................    4,188      3,707      2,781      3,588      1,989
Interest Expense........................      534        552        573        549        562
Other Income, net.......................       41         20         27         18         21
                                          --------   --------   --------   --------   --------
Income Before Income Taxes,
 Extraordinary Losses and Accounting
 Change.................................    3,695      3,175      2,235      3,057      1,448
Provision for Income Taxes..............    1,372      1,170        818      1,105        461
                                          --------   --------   --------   --------   --------
Income Before Extraordinary Losses and
 Accounting Change......................    2,323      2,005      1,417      1,952        987
Extraordinary Losses, net of tax (2)....       (9)        --     (2,796)        --        (87)
Accounting Change, net of tax...........       --         --         --         --        (65)
                                          --------   --------   --------   --------   --------
  Net Income (Loss).....................  $ 2,314    $ 2,005    $(1,379)   $ 1,952    $   835
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------
Return to Average Common Equity.........     27.5%      24.6%     (14.4%)     18.0%       7.3%
Total Assets............................  $23,226    $23,038    $23,933    $27,372    $27,095
Capital Expenditures....................  $ 3,440    $ 3,206    $ 3,123    $ 2,971    $ 2,995
Long-Term Debt..........................  $ 5,489    $ 6,671    $ 6,853    $ 6,512    $ 6,547
Debt Ratio at End of Period (3).........     48.3%      49.4%      51.9%      41.0%      41.3%
Ratio of Earnings to Fixed Charges......     7.18       6.02       4.38       5.68       3.17

Telephone Employees (4).................   57,619     62,425     68,585     73,764     77,958
Other Operations Employees..............    1,461      1,372      2,797      2,944      3,457
                                          --------   --------   --------   --------   --------
  Total Employees.......................   59,080     63,797     71,382     76,708     81,415
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------

Telephone Employees per 10,000 Access
 Lines..................................     24.8       28.2       32.5       36.5       40.3

Business Volumes: (5)
  Network Access Lines in Service
   (thousands)..........................   23,201     22,135     21,133     20,220     19,333
  Access Minutes of Use (millions):
    Interstate..........................   73,634     67,690     62,411     57,778     53,345
    Intrastate..........................   23,472     21,171     19,197     16,888     15,261
  Toll Messages (millions)..............      894      1,023      1,374      1,559      1,511

------------------------
(1) Operating Expenses for 1995 include a work force reduction charge of $1,082, which reduced net income by $663. See Note L to the Consolidated Financial Statements. Operating Expenses for 1993 include a charge for restructuring of $1,136, which reduced net income by $697.

(2) For 1997, reflects charges related to the extinguishment of long-term debt issues. For 1995, reflects charges of $2,718 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and $78 related to the refinancing of long-term debt issues. See Notes E and M to the Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides (i) local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and (ii) exchange access services to enable interLATA communications using the long-distance facilities of Interexchange Carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

    Approximately 89% and 90% of BellSouth Telecommunications' Total Operating Revenues for the years ended December 31, 1997 and 1996, respectively, were from network and related services. Charges for local, access and toll services for the year ended December 31, 1997 accounted for approximately 62%, 33% and 5%, respectively, of the network and related revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

RESULTS OF OPERATIONS

                                                                 1997       1996      % CHANGE
                                                               ---------  ---------  -----------
Income Before Extraordinary Loss.............................  $   2,323  $   2,005       15.9%
Extraordinary Loss on Early Extinguishment of Debt, net of
  tax........................................................         (9)        --         --
                                                               ---------  ---------
Net Income...................................................  $   2,314  $   2,005       15.4
                                                               ---------  ---------
                                                               ---------  ---------

    For a discussion of the extraordinary loss in 1997, see "Extraordinary Losses" below.

    Income Before Extraordinary Loss increased $318 (15.9%) compared to 1996. The increase was primarily due to continued strong growth in key business volumes and expense savings due to employee reductions under a work force reduction plan initiated in 1995. The increase was partially offset by an after-tax charge of $47 related to a regulatory settlement in South Carolina in 1997.

VOLUMES OF BUSINESS

    Network Access Lines in Service at December 31 (thousands):

                                                       1997       1996      % CHANGE
                                                     ---------  ---------  -------------
By Type:
  Residence........................................     15,841     15,140        4.6%
  Business.........................................      7,088      6,732        5.3
  Other............................................        272        263        3.4
                                                     ---------  ---------
      Total Access Lines...........................     23,201     22,135        4.8
                                                     ---------  ---------
                                                     ---------  ---------
By State:
  Florida..........................................      6,237      5,899        5.7
  Georgia..........................................      3,990      3,772        5.8
  Tennessee........................................      2,623      2,544        3.1
  North Carolina...................................      2,337      2,213        5.6
  Louisiana........................................      2,267      2,178        4.1
  Alabama..........................................      1,928      1,857        3.8
  South Carolina...................................      1,404      1,344        4.5
  Mississippi......................................      1,238      1,193        3.8
  Kentucky.........................................      1,177      1,135        3.7
                                                     ---------  ---------
      Total Access Lines...........................     23,201     22,135        4.8
                                                     ---------  ---------
                                                     ---------  ---------

    The total number of access lines in service increased by approximately 1,066,000 (4.8%) to 23,201,000 since December 31, 1996, compared to a 4.7% rate of increase in 1996. Business and residence access lines increased by 5.3% and 4.6%, respectively, compared to growth rates of 8.1% and 3.3% in 1996. The decrease in the growth rate for business lines was primarily due to the migration of business customers from traditional business line services to high-capacity service arrangements which are not included in business access line counts. To a lesser degree, the growth rate for business lines was also affected by the increased presence of facilities-based competition. Many residential customers order additional access lines for home office purposes, access to on-line computer services and children's phones. The number of such additional residence lines, included in total residence lines, increased by 328,000 (21.1%) to 1,884,000 and accounted for 46.8% and 30.8% of the overall increase in residence access lines and total access lines, respectively, since December 31, 1996. The growth in all categories of access lines continues to reflect economic improvement in the southeast and successful marketing programs.

    Access Minutes of Use (millions):

                                                       1997       1996      % CHANGE
                                                     ---------  ---------  ------------
Interstate.........................................     73,634     67,690        8.8%
Intrastate.........................................     23,472     21,171       10.9
                                                     ---------  ---------
  Total Access Minutes of Use......................     97,106     88,861        9.3
                                                     ---------  ---------
                                                     ---------  ---------

    Access minutes of use represent the volume of traffic carried by Interexchange Carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1997, total access minutes of use increased by 8,245 million (9.3%) compared to an increase of 8.9% in 1996. The 1997 increase in access minutes of use was primarily attributable to access line growth, promotions by the Interexchange Carriers and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of Interexchange Carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high-capacity services.

                                                         1997       1996      % CHANGE
                                                       ---------  ---------  ------------
Toll Messages (millions).............................        894      1,023      (12.6%)

    Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. Toll messages decreased by 129 million (12.6%) in 1997 compared to a decrease of 25.5% in 1996. The decrease in 1997 was primarily attributable to continued competition from Interexchange Carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs). Some effects of competition and the expansion of LACPs result in the transfer of calls from toll to the access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition from the Interexchange Carriers in the intraLATA toll market will adversely impact future toll message volumes.

OPERATING REVENUES

    For a discussion of the impact of local service competition on revenues and volumes of business, see "Operating Environment and Trends of the Business."

    Total Operating Revenues increased $570 (3.9%) in 1997. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, the increase in operating revenues would have been 4.3%. The components of Total Operating Revenues were as follows:

                                                    1997       1996      % CHANGE
                                                  ---------  ---------  ------------
Local service...................................  $   8,499  $   8,082         5.2%
Interstate access...............................      3,673      3,553         3.4
Intrastate access...............................        810        812        (0.2)
Toll............................................        734        794        (7.6)
Other...........................................      1,630      1,535         6.2
                                                  ---------  ---------
  Total Operating Revenues......................  $  15,346  $  14,776         3.9
                                                  ---------  ---------
                                                  ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network and optional services, such as custom calling features. (Revenues from cellular interconnection and other mobile services are included in Other revenues for both periods presented.) Local Service revenues increased $417 (5.2%) in 1997.

    The increase in 1997 was due primarily to a 4.8% growth in access lines since December 31, 1996. Also contributing was an increase of $241 due to higher customer demand for optional services. Such increases were partially offset by rate impacts which reduced revenues by $252 primarily due to revenue sharing accruals recorded in 1997 and a non-recurring revenue reduction of $64 related to the local service portion of the regulatory settlement in South Carolina.

    INTERSTATE ACCESS revenues result from the provision of access services to Interexchange Carriers to provide telecommunications services between states and from end-user charges collected from residential and business customers. Interstate Access revenues increased $120 (3.4%) in 1997.

    The 1997 increase was attributable primarily to growth in minutes of use of
8.8 %, an increase of $97 due to higher demand for special access services and an increase in end-user charges of $99 attributable to growth in the number of access lines. Such increases were partially offset by rate reductions which decreased revenues by $161 since December 31, 1996.

    INTRASTATE ACCESS revenues result from the provision of access services to Interexchange Carriers which provide telecommunications services between LATAs within a state. In 1997, Intrastate Access revenues decreased $2 (0.2%). Such decrease was due primarily to rate reductions of $82. The decrease was partially offset by 10.9% growth in minutes of use.

    TOLL revenues are received from the provision of long distance services within (but not between) LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Toll revenues decreased $60 (7.6%) in 1997.

    The decrease for 1997 was primarily attributable to continuing competition from Interexchange Carriers in the intraLATA toll market as well as the continuing expansion of LACPs, the effect of which reduced toll messages by 12.6%. The decrease was partially offset by $62 related to revenues from Interexchange Carriers beginning in the second quarter of 1997 for toll messages originating on BellSouth Telecommunications' public telephones. The overall decline in intraLATA toll revenues is expected to continue over the long term.

    OTHER revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnection services, and other nonregulated services (primarily inside wire, billing and collection and voice messaging services). Other revenues increased $95 (6.2%) in 1997.

    The increase primarily reflected increased demand and prices for nonregulated services and higher billing-related fees totaling $138. The increase was partially offset by the effects in 1996 of positive rate impacts, as well as the sale of a subsidiary which performed computer maintenance.

OPERATING EXPENSES

    Total Operating Expenses increased $89 (0.8%) in 1997. The components of Total Operating Expenses were as follows:

                                                    1997       1996      % CHANGE
                                                  ---------  ---------  ------------
Depreciation and amortization...................  $   3,332  $   3,255        2.4%
                                                  ---------  ---------
Other operating expenses:
  Cost of services and products.................      5,119      5,133       (0.3)
  Selling, general and administrative...........      2,707      2,681        1.0
                                                  ---------  ---------
                                                      7,826      7,814        0.2
                                                  ---------  ---------
    Total Operating Expenses....................  $  11,158  $  11,069        0.8
                                                  ---------  ---------
                                                  ---------  ---------

    DEPRECIATION AND AMORTIZATION increased $77 (2.4%) in 1997. The increase was due primarily to higher levels of property, plant and equipment resulting from continued growth in the customer base and continued modernization of the network.

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

    Other Operating Expenses increased $12 (0.2%) in 1997. The increase was primarily attributable to costs associated with 1996 Act compliance of $230, as well as increased costs due to higher business volumes, new service offerings and intensified marketing and advertising efforts. The increase was partially offset by an estimated reduction of $232 in employee-related costs in the core wireline business, including expenses for employee benefits. The decrease in employee-related costs reflected net employee reductions in BellSouth Telecommunications' telephone operations of approximately 4,800 since December 31, 1996, partially offset by annual compensation increases for management and represented employees. The employee reductions were primarily attributable to a previously disclosed work force reduction plan. The increase in Other Operating Expenses was further offset by the April 1996 sale of a subsidiary which performed computer maintenance.

    WORK FORCE REDUCTION CHARGE. In the fourth quarter of 1995, BellSouth Telecommunications recognized a pretax charge of $1,082 ($663 after tax) comprised of $942 ($577 after tax) related to planned work force reductions by the end of 1997, $85 ($52 after tax) for expected severance benefit payments after 1997 and $55 ($34 after tax) for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995. The 1995 plan was substantially completed in 1997 and resulted in the reduction of the wireline telephone operations work force by approximately 11,600 employees over the term of the plan. See Note L to the Consolidated Financial Statements.

OTHER INCOME STATEMENT ITEMS

                                                                 1997       1996      % CHANGE
                                                               ---------  ---------  -----------
Interest Expense.............................................  $     534  $     552       (3.3%)
Other Income, net............................................         41         20          --
Provision for Income Taxes...................................      1,372      1,170        17.3

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest Expense decreased $18 (3.3%) in 1997. The decrease was primarily attributable to lower average interest rates partially offset by higher average debt balances in 1996.

    PROVISION FOR INCOME TAXES increased $202 (17.3%) in 1997. BellSouth Telecommunications' effective tax rates were 37.1% and 36.9% in 1997 and 1996, respectively. A reconciliation of the statutory Federal income tax rates to these effective tax rates is provided in Note J to the Consolidated Financial Statements.

EXTRAORDINARY LOSSES

    EARLY EXTINGUISHMENT OF DEBT. During 1997, BellSouth Telecommunications recognized an extraordinary loss of $9 (net of a current tax benefit of $6) related to the early extinguishment of outstanding debt issues. See Note E to the Consolidated Financial Statements.

    DISCONTINUANCE OF SFAS NO. 71. In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that is was required to discontinue application of SFAS No. 71. Accordingly, BellSouth Telecommunications recorded a non-cash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The extraordinary charge reflected $3,002 (after tax) to reduce the recorded value of long-lived telephone plant and equipment, all of which was within the regulatory framework, to the level appropriate for nonregulated enterprises. The overall charge was partially offset by $194 related to the method by which BellSouth Telecommunications reported its directory publishing revenues, $71 related to the elimination of regulatory assets and liabilities and $19 for the partial acceleration of unamortized investment tax credits associated with the reductions in asset carrying values and in asset lives.

    See Note M to the Consolidated Financial Statements.

FINANCING ACTIVITY

    BellSouth Telecommunications has committed credit lines aggregating $1,090 with various banks. BellSouth Telecommunications also maintains uncommitted credit lines of $20. There were no borrowings under the lines of credit at December 31, 1997. As of February 3, 1998, shelf registration statements were on file with the Securities and Exchange Commission under which $1,200 of debt securities could be publicly offered.

    BellSouth Telecommunications' debt to total capitalization ratio decreased to 48.3% at December 31, 1997 from 49.4% at December 31, 1996. The decrease was primarily caused by a reduction in short-term borrowings and an increase in shareholder's equity due to earnings during 1997.

    MARKET RATE RISK SENSITIVITY BellSouth Telecommunications is subject to market rate risks due to fluctuations in interest rates. The majority of BellSouth Telecommunications' debt is in the form of long-term fixed rate notes and debentures with original maturities ranging from ten to one hundred years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such debt instruments. BellSouth Telecommunications does not engage in hedging activity with regard to any of its interest rate risks.

    The following table provides information, by maturity date, about BellSouth Telecommunications' interest rate sensitive financial instruments which consist primarily of fixed rate debt obligations. Fair values for the majority of BellSouth Telecommunications' long-term debt obligations are based on quotes from dealers.

                                    1998       1999       2000       2001       2002     THEREAFTER     TOTAL    FAIR VALUE
                                  ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
Debt:
  Fixed Rate Debt...............  $   2,516  $      12  $     388  $      88  $      14   $   4,987   $   8,005   $   8,054
  Average Interest Rate.........       5.71%      6.30%      6.02%      4.74%      6.30%       6.74%         --          --

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

    ECONOMY. The nation's output of goods and services, which grew 2.8% in 1996, grew at the more rapid rate of 3.8% in 1997. Employment in nonfarm business establishments grew 2.3% during the year and the unemployment rate averaged 5.0%. Slower economic growth is expected during 1998, as increased foreign imports, tight labor markets, slow labor force growth and modest productivity growth act to constrain the pace of growth. The economy of the nine-state region served by BellSouth Telecommunications' wireline telephone business grew at about the same pace as the national economy. The number of jobs in nonfarm businesses grew 2.2% as the unemployment rate averaged 4.7% for the year. Real income expanded at an estimated 4.0%. Net migration added approximately 400,000 persons, accounting for half of the region's population growth. The demand for telecommunications services in the region reflected the strength of its economic and population growth. The region's cost advantages and strong net migration should bring an economic growth rate comparatively better than the nation's and further increase the demand for telecommunication services. The increased competition faced by BellSouth Telecommunications make its financial performance more susceptible to changes in the economy than previously, as its operations reflect the more competitive business environment and the greater demand elasticities for its products and services.

    REGULATORY AND COMPETITIVE ENVIRONMENT. In providing telecommunications services, BellSouth Telecommunications is subject to regulation by both state and federal regulators with respect to rates, services, competition and other issues. BellSouth Telecommunications' primary regulatory focus has been directed toward seeking modification of the regulatory process to one that is more closely aligned with changing market conditions and overall public policy objectives. As an alternative to regulation of intrastate earnings, BellSouth Telecommunications has successfully sought price regulation, whereby prices of basic services are regulated and the pricing of other products and services are based on market factors. While price regulation plans do not provide for the direct recovery through basic service rates of cost increases or extraordinary expenses, they generally provide more flexibility to meet competitive pricing levels.

    At the state level, BellSouth Telecommunications is subject to price regulation plans in all states in its wireline territory, except Tennessee where a court order to implement price regulation has been appealed. At the federal level, BellSouth Telecommunications is operating under a price regulation plan established by the Federal Communications Commission (FCC) in 1995. The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. The FCC has mandated an increase in the price cap productivity factor from 5.3% to 6.5%, reducing access charges. The new rates went into effect beginning July 1, 1997 and were computed as if the 6.5% productivity factor had been in effect since July 1, 1996. If the Gross Domestic Product Price Index increases by less than 6.5% over an annual period, further price reductions will occur.

    BellSouth Telecommunications is subject to increasing competition in all areas of its business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies that have substantial capital, technological and marketing resources.

    LOCAL SERVICE COMPETITION.  The Telecommunications Act of 1996 (the 1996
Act) requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BellSouth Telecommunications, negotiate with other carriers for interconnection, use of network elements on an unbundled basis and resale of local services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority, or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator is to set the wholesale rates at BellSouth Telecommunications' retail rates less costs to be avoided. BellSouth Telecommunications has executed over 300 interconnection or resale agreements with such carriers. The arbitration results for the wholesale discount rates vary by state from approximately 14.8% to 21.8% for both business and residential service.

    In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and open competition in the local telephone service industry. Among the issues specifically addressed by the order were the network elements that BellSouth Telecommunications must make available; pricing standards to be followed by states in setting rates for interconnection; access to network elements on an unbundled basis; and resold services. BellSouth Telecommunications, several other ILECs and several state regulatory bodies appealed the order to the United States Court of Appeals for the Eighth Circuit, and in July 1997, the court ruled that state commissions, not the FCC, have exclusive jurisdiction to set prices for local service interconnection, unbundled network elements and local service resale. In addition, the court vacated other aspects of the order including the FCC's "pick and choose" rule, which allowed competing local carriers to select terms from different interconnection agreements in negotiating their own interconnection agreements. The court also rejected the FCC's requirement that ILECs submit pre-1996 interconnection agreements to the state commissions for approval and the presumption that any network element that can be technically unbundled must be unbundled. Finally, the court rejected the FCC's requirement that ILECs physically recombine any unbundled network elements for competing local carriers and only required that such elements be made available for rebundling.

    Certain aspects of the order were upheld by the court including the ability of the competing local carriers to recombine network elements to produce complete telecommunications services without providing any of their own facilities. The court also affirmed the FCC's classification of operations support systems, operator services, directory assistance and vertical switching features as unbundled network elements. In addition, the court upheld the FCC's definition of "technically feasible" interconnection to exclude all economic considerations. Finally, the court declined to rule on whether or not the Total Element Long Run Incremental Cost (TELRIC) pricing methodology was inconsistent with the 1996 Act, leaving the state commissions to make that decision. On reconsideration, the court further clarified that the 1996 Act does not require ILECs to provide recombined unbundled network elements. The United States Supreme Court has agreed to review the court's decision, and a ruling is expected by mid-1999. In a subsequent order, the Eighth Circuit held that the FCC may not impose its pricing standards as a condition to granting permission for the Operating Telephone Companies to provide interLATA communications.

    Notwithstanding these developments, however, BellSouth Telecommunications and a number of carriers have negotiated interconnection agreements and state regulatory commissions have arbitrated and approved various terms of interconnection between BellSouth Telecommunications and other carriers. Some changes may be made to these agreements when the judicial appeals are concluded.

    In attempting to comply with the technical requirements of interconnection, BellSouth Telecommunications is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BellSouth Telecommunications incurred approximately $400 of costs associated with these efforts in the year ended December 31, 1997. Of this amount, approximately $230 was expensed as incurred, and the remainder was capitalized. It remains unclear to what degree, if any, BellSouth Telecommunications will be compensated for these costs.

    As a result of the changes in regulation discussed above, substantial competition has developed for BellSouth Telecommunications' business customers which provide a greater concentration of higher margin revenues than do its residential customers. Competitors include the Interexchange Carriers, such as AT&T and MCI, and smaller competitive local exchange carriers (CLECs), which resell local services of BellSouth Telecommunications and other ILECs or provide service over their own facilities. Because of the fact that significant residential local service competition would improve BellSouth's prospects for obtaining regulatory authority to offer interLATA long distance service, BellSouth Telecommunications believes that the Interexchange Carriers have been slow to enter the local residential market and, therefore, the development of competition for local residential service customers will continue to be much slower than for business local service customers.

    ACCESS SERVICE. Historically, access charges have been set at levels that subsidize the cost of providing local residential service. The 1996 Act also requires that the FCC identify the local service subsidy implicitly provided by access charges; to provide for the removal of such subsidy from access rates in order that access charges reflect underlying costs; to arrange for a universal service fund to ensure the continuation of universal service; and to develop the arrangements for payments into that fund by all carriers. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of a universal service fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges.

    In addition, the access charge reform order resulted in several changes to the existing interstate access rate structure designed to move access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges (SLCs) were increased and a new presubscribed interexchange carrier charge (PICC) was established. As SLC and PICC charges are increased over time, usage charges are reduced.

    The universal service order established new funding mechanisms for high-cost, low-income service areas. BellSouth Telecommunications began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate access charges. Major changes to the support mechanism to subsidize the provision of services to high-cost areas will occur January 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward-looking economic costs; however, a cost model has yet to be adopted. A new proceeding was initiated in June 1997 to select a cost model with final FCC action expected in 1998.

    All of the foregoing orders have been appealed to United States Courts of Appeal in several different Circuits.

    As a result of the legal requirement to offer expanded interconnection for interstate special and switched access transport, BellSouth Telecommunications must permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities through collocation arrangements. The effects of the rules are to increase competition for access transport. Furthermore, Interexchange Carriers are increasingly connecting their lines directly to their customers' facilities, bypassing the networks of BellSouth Telecommunications and thereby avoiding access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial long distance traffic because of its lower cost structure, because FCC rules do not currently impose access charges on Internet communications.

    BELLSOUTH TELECOMMUNICATIONS COMPETITIVE STRATEGY. BellSouth Telecommunications has developed several strategies that govern its business decisions in the increasingly competitive telecommunications industry. Among them, BellSouth Telecommunications will strengthen its leadership position throughout its nine-state wireline service territory by (a) enhancing and building its brand strength and distribution channels; (b) seeking approval to provide wireline long distance and video services directly or through affiliates; (c) controlling costs; and (d) developing and enhancing joint marketing efforts with BellSouth's domestic wireless business.

    NEW SERVICES. The opening of BellSouth Telecommunications' local service markets to competition can allow BellSouth to qualify for entry into new business markets. While loss of local service customers and other risks associated with increased competition are inevitable, BellSouth will have the opportunity to offer interLATA wireline service under provisions contained in the 1996 Act. BellSouth believes that in order to remain competitive, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA services, information services, video services and Internet services.

    BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for each state. BellSouth has received favorable determinations from the regulatory commissions in several states in its wireline service territory, but the FCC has rejected all applications to provide in-region interLATA service on which it has ruled. The applicants have appealed such denials to the United States Court of Appeals for the District of Columbia Circuit. In addition, the United States District Court for the Northern District of Texas has ruled that the provisions of the 1996 Act prohibiting the Holding Companies from providing interLATA service are, in effect, an unconstitutional bill of attainder and are unenforceable. The ruling has been stayed pending appeal. BellSouth will continue to seek approvals from the FCC and other state commissions and judicial review of adverse decisions which it believes to be erroneous. However, because of the scrutiny of such applications by the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions and the possible challenges by the Interexchange Carriers of any approved applications, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states.

YEAR 2000 COMPLIANCE

    BellSouth has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by a management team which is coordinating the efforts of internal resources as well as third party vendors in making all necessary changes to BellSouth Telecommunications' systems. Some of these changes are being made as a part of larger systems upgrades. BellSouth plans to have all conversion and initial testing completed by the end of 1998 and to complete testing and deployment by mid-1999. Some of the costs associated with these efforts were incurred in 1997, and the remainder will be incurred over the next two years. BellSouth Telecommunications estimates the cost of these efforts will be between $75 to $150 over the life of the project. BellSouth Telecommunications expects to avoid disruption of its information, telephony and business systems as a result of these efforts.

NEW ACCOUNTING PRONOUNCEMENTS

    SEGMENT REPORTING. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," superseding SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes new standards for reporting operating segment information in annual and interim financial statements. The new standard requires reporting of operating segment information based on the way that financial information for the entity is organized for senior management for evaluating performance and allocating resources. The standard is effective for year-end 1998 and need not be applied to interim financial statements in that year. Comparative information for earlier years on the same basis of segmentation must also be reported.

    At present, BellSouth Telecommunications presents its operations as one business segment in its financial statements. No assessment of the requirements of the new standard has yet been made. Thus, it is not clear whether BellSouth Telecommunications will be required to report operating segment information for multiple reportable segments.

    CAPITALIZATION OF INTERNAL USE SOFTWARE. In 1996, the AICPA issued a Statement of Position (SOP) exposure draft dealing with the costs of internal use software. The treatment accorded such costs in the past has been very diverse in practice. The proposed SOP will require capitalization of such costs after certain preliminary development efforts have been made. Costs to be capitalized are direct costs and interest costs related to development efforts. The proposed SOP is expected to be issued in early 1998 and will require adoption by BellSouth Telecommunications no later than January 1, 1999. Earlier adoption will be permitted for years for which financial statements have not been issued.

    Adoption of the proposed SOP will result in a temporary increase in earnings in the year of adoption as a result of the capitalization of costs which had previously been expensed. If expenditures remain at a consistent level, the earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of the proposed SOP will result in higher levels of capitalized software costs on the balance sheet.

OTHER MATTERS

    AFFILIATED TRANSACTIONS. Prior to 1996, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services.

    BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, which was effective beginning in the first quarter of 1996. Under the new contract, BellSouth
Telecommunications generated fees of approximately $95 and $78, respectively, in 1997 and 1996.

    Because BellSouth Telecommunications and BAPCO are wholly-owned subsidiaries, BellSouth's consolidated financial results are not affected by this change.

SAFE HARBOR STATEMENT

    CERTAIN OF THE INFORMATION CONTAINED IN THIS AND OTHER REPORTS ADDRESSES KNOWN TRENDS AND UNCERTAINTIES AFFECTING BELLSOUTH TELECOMMUNICATIONS' BUSINESS AND PROSPECTS AND MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. BELLSOUTH TELECOMMUNICATIONS' EXPECTATIONS CONTAINED IN OR UNDERLYING SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO:
(1) ECONOMIC GROWTH AND DEMAND FOR WIRELINE COMMUNICATIONS SERVICES CONTINUES IN BELLSOUTH TELECOMMUNICATIONS' SERVICE TERRITORY; (2) THE FINAL RESOLUTION OF THE ACCESS REFORM AND UNIVERSAL SERVICE ORDERS OF THE FCC (AND THE RESULTANT CUSTOMER IMPACTS) IS REASONABLY EARNINGS-NEUTRAL; (3) LOCAL WIRELINE SERVICE COMPETITION DOES NOT HAVE SIGNIFICANTLY INCREASING ADVERSE IMPACTS ON EARNINGS;
(4) THE CONTINUING COSTS TO IMPLEMENT NETWORK CHANGES AND OPERATING SYSTEMS NECESSARY TO SATISFY REGULATORY CONDITIONS FOR BELLSOUTH'S PROVISION OF INTERLATA SERVICE ARE NOT MATERIALLY GREATER THAN CURRENTLY PROJECTED; AND (5) BELLSOUTH TELECOMMUNICATIONS' EXPECTATIONS AS TO THE COST AND SUCCESS OF ITS EFFORTS FOR YEAR 2000 COMPLIANCE, INCLUDING THE SUCCESS OF ITS KEY SUPPLIERS AND CUSTOMERS, ARE REASONABLY ACCURATE. ANY DEVELOPMENTS SIGNIFICANTLY DEVIATING FROM THESE ASSUMPTIONS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECAST OR IMPLIED IN THE AFOREMENTIONED FORWARD-LOOKING STATEMENTS.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, Coopers & Lybrand L.L.P. completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and Coopers & Lybrand L.L.P.'s recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1997, the system of internal controls was adequate to accomplish the objectives discussed herein.

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

/s/ Charles B. Coe                        /s/ Isaiah Harris
PRESIDENT                                 VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER AND COMPTROLLER

February 3, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.
Atlanta, Georgia

    We have audited the accompanying consolidated balance sheets of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BellSouth Telecommunications, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in Note M to the consolidated financial statements, BellSouth Telecommunications discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995.

                                          /s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 3, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Telecommunications, Inc. on Form S-3 (File Nos. 33-63661 and 333-00649) of our report, dated February 3, 1998, which includes an explanatory paragraph stating that the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective June 30, 1995, on our audits of the consolidated financial statements of BellSouth Telecommunications, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which report is included in this annual report on Form 10-K.

                                          /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
February 25, 1998

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN MILLIONS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                     1997          1996          1995
                                                                                   ---------     ---------     ---------
Operating Revenues:
  Local service................................................................    $   8,499     $   8,082     $   7,294
  Interstate access............................................................        3,673         3,553         3,275
  Intrastate access............................................................          810           812           884
  Toll.........................................................................          734           794         1,009
  Other........................................................................        1,630         1,535         2,078
                                                                                   ---------     ---------     ---------
    Total Operating Revenues...................................................       15,346        14,776        14,540
                                                                                   ---------     ---------     ---------
Operating Expenses:
  Cost of services and products................................................        5,119         5,133         5,268
  Depreciation and amortization................................................        3,332         3,255         3,065
  Selling, general and administrative..........................................        2,707         2,681         2,344
  Work force reduction charge (Note L).........................................           --            --         1,082
                                                                                   ---------     ---------     ---------
    Total Operating Expenses...................................................       11,158        11,069        11,759
                                                                                   ---------     ---------     ---------
Operating Income...............................................................        4,188         3,707         2,781
Interest Expense...............................................................          534           552           573
Other Income, net..............................................................           41            20            27
                                                                                   ---------     ---------     ---------
Income Before Income Taxes and Extraordinary Losses............................        3,695         3,175         2,235
Provision for Income Taxes (Note J)............................................        1,372         1,170           818
                                                                                   ---------     ---------     ---------
Income Before Extraordinary Losses.............................................        2,323         2,005         1,417
Extraordinary Loss for Discontinuance of SFAS No. 71,
 net of tax (Note M)...........................................................           --            --        (2,718)
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)...........................................................           (9)           --           (78)
                                                                                   ---------     ---------     ---------
    Net Income (Loss)..........................................................    $   2,314     $   2,005     $  (1,379)
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------
Retained Earnings:
  At beginning of year.........................................................    $     870     $     555     $   3,522
  Net income (loss)............................................................        2,314         2,005        (1,379)
  Dividends declared...........................................................       (2,044)       (1,690)       (1,588)
                                                                                   ---------     ---------     ---------
  At end of year...............................................................    $   1,140     $     870     $     555
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents................................................................  $      49  $     100
  Accounts receivable, net of allowance for uncollectibles of $108 and $67.................      2,951      2,807
  Material and supplies....................................................................        259        327
  Other current assets.....................................................................        163        355
                                                                                             ---------  ---------
    Total Current Assets...................................................................      3,422      3,589
Investments and Advances (Note B)..........................................................        299        297
Property, Plant and Equipment, net (Note C)................................................     18,853     18,739
Deferred Charges and Other Assets..........................................................        652        413
                                                                                             ---------  ---------
    Total Assets...........................................................................  $  23,226  $  23,038
                                                                                             ---------  ---------
                                                                                             ---------  ---------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Debt maturing within one year (Note E)...................................................  $   2,516  $   1,435
  Accounts payable.........................................................................      1,116      1,126
  Other current liabilities (Note D).......................................................      2,217      2,194
                                                                                             ---------  ---------
    Total Current Liabilities..............................................................      5,849      4,755
                                                                                             ---------  ---------
Long-Term Debt (Note E)....................................................................      5,489      6,671
                                                                                             ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes........................................................      1,114      1,079
  Unamortized investment tax credits.......................................................        213        278
  Other liabilities and deferred credits (Note F)..........................................      2,033      2,004
                                                                                             ---------  ---------
    Total Deferred Credits and Other Liabilities...........................................      3,360      3,361
                                                                                             ---------  ---------
Shareholder's Equity:
  Common stock, one share, no par value....................................................      7,388      7,381
  Retained earnings........................................................................      1,140        870
                                                                                             ---------  ---------
    Total Shareholder's Equity.............................................................      8,528      8,251
                                                                                             ---------  ---------
      Total Liabilities and Shareholder's Equity...........................................  $  23,226  $  23,038
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $    2,314  $    2,005  $   (1,379)
  Adjustments to net income (loss):
    Depreciation and amortization.............................................       3,332       3,255       3,065
    Provision for uncollectibles..............................................         169         137         124
    Deferred income taxes and unamortized investment tax credits..............         118         (56)     (1,973)
    Extraordinary loss for discontinuance of SFAS No. 71......................          --          --       4,449
    Extraordinary loss on early extinguishment of debt........................          15          --         127
    Work force reduction charge...............................................          --          --       1,082
    Net change in:
      Accounts receivable and other current assets............................        (250)        (57)       (454)
      Accounts payable and other current liabilities..........................         (92)       (608)       (632)
      Deferred charges and other assets.......................................        (241)       (155)        (33)
      Deferred credits and other liabilities..................................          29         413          62
    Other reconciling items, net..............................................          (4)        (66)        (71)
                                                                                ----------  ----------  ----------
      Net cash provided by operating activities...............................       5,390       4,868       4,367
                                                                                ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................      (3,440)     (3,206)     (3,123)
  Other investing activities, net.............................................         118          15           1
                                                                                ----------  ----------  ----------
      Net cash used for investing activities..................................      (3,322)     (3,191)     (3,122)
                                                                                ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) short-term borrowings......................         515        (501)        593
  Proceeds from long-term debt................................................          --          --       2,202
  Repayment of long-term debt.................................................        (677)       (485)     (1,430)
  Advances from parent and affiliates.........................................         341         473         613
  Repayments of advances from parent and affiliates...........................        (326)       (486)       (610)
  Dividends paid to parent....................................................      (1,972)     (1,649)     (1,594)
  Other financing activities, net.............................................          --         (13)        (29)
                                                                                ----------  ----------  ----------
      Net cash used for financing activities..................................      (2,119)     (2,661)       (255)
                                                                                ----------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents..........................         (51)       (984)        990
Cash and Cash Equivalents at Beginning of Period..............................         100       1,084          94
                                                                                ----------  ----------  ----------
Cash and Cash Equivalents at End of Period....................................  $       49  $      100  $    1,084
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES

    ORGANIZATION. BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves, in the aggregate, approximately two-thirds of the population and one-half of the territory within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides
(i) local exchange service and toll communications services within geographic areas, called Local Access and Transport Areas (LATAs), and (ii) network access services to enable interLATA communications using the long distance facilities of Interexchange Carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

    BellSouth Telecommunications' Total Operating Revenues were primarily from network and related services. Charges for local, access and toll services for the year ended December 31, 1997 accounted for approximately 62%, 33% and 5%, respectively, of those network and related revenues. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

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

    Effective June 30, 1995, BellSouth Telecommunications discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note M for further discussion of the impacts of discontinuance of SFAS No. 71.

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

    PROPERTY, PLANT AND EQUIPMENT. The investment in Property, Plant and Equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. Other depreciable plant is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable plant are recognized in the year of disposition as an element of Other Income, net.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED) services are provided. Revenues derived from other telecommunications services, principally network access and toll, are recognized monthly as services are provided. Prior to 1996, directory publishing fees were recognized upon publication of the related directories by an affiliated company. Beginning in 1996, BellSouth Telecommunications no longer receives fees for publication rights related to the directory publishing activities of affiliated companies. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $169, $137 and $124 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Revenues from services provided to AT&T Corp., BellSouth Telecommunications' largest customer, were approximately 10%, 11% and 12% of Total Operating Revenues for 1997, 1996 and 1995, respectively.

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

NOTE B -- INVESTMENTS AND ADVANCES
    At December 31, 1997 and 1996, Investments and Advances consists primarily of the cost of 9,573,179 and 8,922,014 shares of BellSouth Common Stock, respectively. These shares are held in grantor trusts established by BellSouth Telecommunications to provide partial funding for the benefits payable under certain nonqualified benefit plans. Dividend income earned from the BellSouth shares, included as a component of Other Income, net, was $14, $12 and $11 for 1997, 1996 and 1995, respectively.

    In November 1997, BellSouth Telecommunications sold to Science Applications International Corporation its 14.3% interest in Bell Communications Research, Inc. (Bellcore) for total proceeds of $65. The pretax gain on such sale, included as a component of Other Income, net, was $38.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE C -- PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is summarized as follows at December 31:

                                                                           1997       1996
                                                                         ---------  ---------
Outside plant..........................................................  $  21,642  $  20,866
Central office equipment...............................................     18,716     17,442
Building and building improvements.....................................      2,984      2,979
Furniture and fixtures.................................................      2,579      2,533
Operating and other equipment..........................................        935        890
Station equipment......................................................        523        638
Plant under construction...............................................        327        249
Land...................................................................        162        165
                                                                         ---------  ---------
                                                                            47,868     45,762
Less: Accumulated depreciation.........................................     29,015     27,023
                                                                         ---------  ---------
  Total Property, Plant and Equipment, net.............................  $  18,853  $  18,739
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE D -- OTHER CURRENT LIABILITIES
    Other current liabilities are summarized as follows at December 31:

                                                                             1997       1996
                                                                           ---------  ---------
Advanced billing and customer deposits...................................  $     525  $     414
Taxes accrued............................................................        395        385
Salaries and wages payable...............................................        266        282
Interest and rents accrued...............................................        226        234
Dividends payable to parent..............................................        223        154
Compensated absences.....................................................        215        215
Postemployment benefits (see Note L).....................................         57        303
Other....................................................................        310        207
                                                                           ---------  ---------
    Total Other Current Liabilities......................................  $   2,217  $   2,194
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                            1997       1996
                                                                          ---------  ---------
Commercial paper........................................................  $   1,912  $   1,342
Current maturities of long-term debt....................................        604         93
                                                                          ---------  ---------
Total Debt Maturing Within One Year.....................................  $   2,516  $   1,435
                                                                          ---------  ---------
                                                                          ---------  ---------
Weighted average interest rate at end of period:
  Commercial paper......................................................      5.94%      5.52%

    BellSouth Telecommunications has committed credit lines aggregating $1,090 with various banks. BellSouth Telecommunications also maintains uncommitted lines of credit of $20. There were no borrowings under the lines of credit at December 31, 1997. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE E -- DEBT (CONTINUED)
    LONG-TERM: The table below summarizes debt outstanding as of December 31. Interest rates and maturities are for amounts outstanding at December 31, 1997.

                                         CONTRACTUAL
                                        INTEREST RATES      MATURITIES      1997       1996
                                      ------------------  --------------  ---------  ---------
Debentures:                               4.375% - 6.75%     1998 - 2045  $   1,820  $   1,905
                                              6.65% - 7%            2095        644        635
                                              7% - 8.25%     2010 - 2035      1,450      2,050
                                                                          ---------  ---------
                                                                              3,914      4,590
Notes...............................          5.25% - 7%     1998 - 2008      2,175      2,175
Other...............................                                             33         31
Unamortized discount, net of
 premium............................                                            (29)       (32)
                                                                          ---------  ---------
                                                                              6,093      6,764
Current maturities..................                                           (604)       (93)
                                                                          ---------  ---------
    Total Long-Term Debt............                                      $   5,489  $   6,671
                                                                          ---------  ---------
                                                                          ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1997 are summarized below. Maturities after the year 2002 include $500 principal amount of 6.65% debentures due in 2095. At December 31, 1997, such debentures had an accreted book value of $144.

                                     1998  1999   2000  2001  2002  THEREAFTER   TOTAL
                                     ----  ----   ----  ----  ----  ----------   ------
        Maturities.................  $604  $ 12   $388  $ 88  $ 14    $5,372     $6,478
                                     ----  ----   ----  ----  ----  ----------   ------
                                     ----  ----   ----  ----  ----  ----------   ------

    During 1997 and 1995, BellSouth Telecommunications retired certain long-term debt issues totaling $600 and $1,885, respectively. As a result of the early extinguishment of these issues, extraordinary losses of $9 and $78, net of current tax benefits of $6 and $49, respectively, were recognized in 1997 and 1995.

    At December 31, 1997, a shelf registration statement was on file with the Securities and Exchange Commission under which $1,200 of debt securities could be publicly offered.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS
    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                             1997       1996
                                                                           ---------  ---------
Postretirement benefits other than pensions
 (see Notes H and L).....................................................  $     782  $     732
Accrued pension cost (see Notes H and L).................................        525        556
Compensation related.....................................................        398        462
Postemployment benefits (see Note L).....................................        232        136
Other....................................................................         96        118
                                                                           ---------  ---------
    Total Other Liabilities and Deferred Credits.........................  $   2,033  $   2,004
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE G -- TRANSACTIONS WITH AFFILIATES
    Prior to 1996, BellSouth Telecommunications had a contractual agreement with BellSouth Advertising & Publishing Corporation (BAPCO), an affiliated company, wherein BAPCO published certain telephone directories and in return paid publication fees to BellSouth Telecommunications for publishing rights and other services. For the year ended December 31, 1995, these fees, included in Other Operating Revenue, were $721.

    In response to changes in the telecommunications environment, BellSouth Telecommunications and BAPCO established a new contract, based on fees for services rendered between the companies, which was effective beginning in the first quarter of 1996. Under the new contract, BellSouth Telecommunications generated fees of approximately $95 and $78 in 1997 and 1996, respectively. As a result, BellSouth Telecommunications' 1997 and 1996 revenues related to directory publishing activities of BAPCO decreased significantly compared to 1995.

    At both December 31, 1997 and 1996, amounts receivable from affiliated companies were $29. Amounts payable to affiliated companies at December 31, 1997 and 1996, both short- and long-term, were $318 and $191, respectively.

NOTE H -- EMPLOYEE BENEFIT PLANS

    PENSION PLANS. Substantially all employees of BellSouth Telecommunications are covered by noncontributory defined benefit pension plans sponsored by BellSouth. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1997 and 1996 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service and include the projected effect of future bargained-for improvements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    BellSouth's funding policy is to make contributions to trust funds with the objective of accumulating sufficient assets to pay all pension benefits for which BellSouth is liable. Contributions are actuarially determined using the aggregate cost method, subject to ERISA and Internal Revenue Service limitations. Pension plan assets consist primarily of equity securities and fixed income investments.

    Effective December 31, 1997, the nonrepresented cash balance plan was recombined with other BellSouth cash balance plans into one nonrepresented plan. Although only one nonrepresented cash balance plan exists, separate demographic pools are maintained to generate pension income based upon specific company demographic information; therefore, the impact of the recombination to BellSouth Telecommunications will not be material in 1998.

    The components of net pension income for the nonrepresented plan are summarized below:

                                                                1997       1996       1995
                                                              ---------  ---------  ---------
Service cost -- benefits earned during the year.............  $      68  $      77  $      68
Interest cost on projected benefit obligation...............        290        297        328
Actual return on plan assets................................     (1,022)      (788)    (1,255)
Net amortization and deferral...............................        520        316        788
                                                              ---------  ---------  ---------
    Net pension income......................................  $    (144) $     (98) $     (71)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The following table sets forth the funded status of the plan at December 31:

                                                                            1997       1996
                                                                          ---------  ---------
Actuarial present value of:
  Vested benefit obligation.............................................  $   3,812  $   3,606
                                                                          ---------  ---------
                                                                          ---------  ---------
  Accumulated benefit obligation........................................  $   3,929  $   3,719
                                                                          ---------  ---------
                                                                          ---------  ---------
  Projected benefit obligation..........................................  $   4,244  $   4,050
Plan assets at fair value...............................................      6,717      6,205
                                                                          ---------  ---------
Plan assets in excess of projected benefit obligation...................  $   2,473  $   2,155
Unrecognized net gain due to past experience different from assumptions
 made...................................................................     (1,773)    (1,587)
Unrecognized prior service cost.........................................       (284)      (328)
Unrecognized net asset at transition....................................        (33)       (38)
                                                                          ---------  ---------
  Prepaid pension cost..................................................  $     383  $     202
                                                                          ---------  ---------
                                                                          ---------  ---------

    BellSouth Telecommunications was allocated a portion of the total represented plan's pension (income) expense. Pension (income) cost allocated to BellSouth Telecommunications in 1997, 1996 and 1995 for the represented plan was $(34), $68 and $14, respectively. The change in net pension (income) cost is affected by several variables, including changes in actuarial assumptions such as discount rate, return on plan assets and plan amendments. The consolidated net pension income amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities (see Note L) and do not reflect curtailment gains in the amount of $36 and $43, respectively, in 1997 and 1996.

    SFAS No. 87, "Employers' Accounting for Pensions," requires certain disclosures to be made with respect to the components of net pension cost for the period and a reconciliation of the funded status of

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED) the plan with amounts reported in the balance sheets. Such disclosures are not presented in 1997, 1996 and 1995 for the represented plan because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    The (accrued) prepaid pension benefit costs are included in Other Liabilities and Deferred Credits and Deferred Charges and Other Assets, respectively. The significant actuarial assumptions at December 31, 1997 and 1996 were as follows:

                                                                                   1997       1996
                                                                                 ---------  ---------
Weighted-average discount rate.................................................        7.0%       7.5%
Weighted-average rate of compensation increase.................................        5.9%       5.5%
Expected long-term rate of return on plan assets...............................       8.25%      8.25%

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

    Postretirement benefit cost allocated to BellSouth Telecommunications was $257, $294 and $264 for 1997, 1996 and 1995, respectively. The consolidated net postretirement benefit cost amounts reflected above are exclusive of curtailment effects reflected in the work force reduction and restructuring activities discussed in Note L. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires certain disclosures to be made with respect to the components of net periodic postretirement benefit cost for the period and a reconciliation of the funded status of the plan with amounts reported in the balance sheets. Such disclosures are not presented because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    The (accrued) prepaid postretirement benefit costs are included in Other Liabilities and Deferred Credits and Deferred Charges and Other Assets, respectively. The significant actuarial assumptions at December 31, 1997 and 1996 were as follows:

                                                                                   1997       1996
                                                                                 ---------  ---------
Weighted-average discount rate.................................................        7.0%       7.5%
Weighted-average rate of compensation increase.................................        5.9%       5.8%
Health care cost trend rate (1)................................................        9.0%       8.5%
Expected long-term rate of return on plan assets (2)...........................       8.25%      8.25%

------------------------
(1) Trend rate used to value the accumulated postretirement benefit obligation in 1997 and 1996 is assumed to decrease to 5% by 2003.

(2) Rate net of an estimated 30% tax reduction for the nonrepresented employees' trust for 1997 and 1996.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The health care cost trend rate assumption affects the amounts reported. A one-percentage-point increase in the assumed health care cost trend rates for each future year would increase BellSouth Telecommunications' accumulated postretirement benefit obligation by $258 at December 31, 1997 and the estimated aggregate service and interest cost components of the 1997 postretirement benefit cost by $18.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains contributory savings plans which cover substantially all employees of BellSouth Telecommunications. Employees' eligible contributions are matched with BellSouth common stock based on defined percentages determined annually by the Board of Directors. BellSouth Telecommunications recognized expense of $91, $79 and $110 in 1997, 1996 and 1995, respectively, related to these plans.

NOTE I -- STOCK COMPENSATION PLANS
    Certain employees of BellSouth Telecommunications participate in stock-based compensation plans sponsored by BellSouth. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth Common Stock is the underlying security for any award. The aggregate number of shares of BellSouth Common Stock which may be granted in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth Common Stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

    BellSouth Telecommunications applies APB Opinion 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized by BellSouth Telecommunications for stock options granted to its employees. Had compensation cost for BellSouth's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," BellSouth Telecommunications' net income (loss) would have been changed to the pro forma amounts indicated below:

                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Net income (loss) -- as reported...............................................  $   2,314  $   2,005  $  (1,379)
Net income (loss) -- pro forma.................................................  $   2,305  $   2,000  $  (1,380)

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1997, 1996 and 1995 do not vest for several years and additional awards are made each year.

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                          1997       1996       1995
                                                                                        ---------  ---------  ---------
Expected life (years).................................................................          5          7          7
Dividend yield........................................................................       3.24%      3.39%      4.36%
Expected volatility...................................................................       19.0%      15.4%      15.8%
Risk-free interest rate...............................................................       6.21%      5.52%      7.26%

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED)
    The weighted-average fair values of options granted at fair market value during 1997, 1996 and 1995 were $8.73, $7.61 and $5.45, respectively. The weighted-average fair value of options granted at above fair market value during 1995 was $2.48.

NOTE J -- INCOME TAXES
    In accordance with SFAS No. 109, "Accounting for Income Taxes," the balance sheet reflects the anticipated tax impact of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates.

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

    The provision for income taxes is summarized as follows:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Federal:
  Current....................................................  $   1,087  $   1,056  $     904
  Deferred, net..............................................        143         24       (145)
  Investment tax credits, net................................        (65)       (77)       (69)
                                                               ---------  ---------  ---------
                                                                   1,165      1,003        690
                                                               ---------  ---------  ---------
State:
  Current....................................................        167        170        156
  Deferred, net..............................................         40         (3)       (28)
                                                               ---------  ---------  ---------
                                                                     207        167        128
                                                               ---------  ---------  ---------
    Total provision for income taxes.........................  $   1,372  $   1,170  $     818
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Extraordinary losses in 1997 and 1995 are presented in the Consolidated Statements of Income, net of tax benefits totaling $6 and $1,780, respectively. All of the 1997 benefit was current. Of the 1995 benefit, $49 was current and $1,731 was deferred.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE J -- INCOME TAXES (CONTINUED)
    Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

                                                                            1997       1996
                                                                          ---------  ---------
Compensation related....................................................  $     638  $     619
Work force reduction charge.............................................         66        210
Allowance for uncollectibles............................................         76         70
Regulatory sharing accruals.............................................         58         32
Other...................................................................         95        103
                                                                          ---------  ---------
  Deferred Tax Assets...................................................        933      1,034
                                                                          ---------  ---------
Depreciation............................................................     (2,001)    (1,929)
Other...................................................................         (1)        (1)
                                                                          ---------  ---------
  Deferred Tax Liabilities..............................................     (2,002)    (1,930)
                                                                          ---------  ---------
    Net Deferred Tax Liability..........................................  $  (1,069) $    (896)
                                                                          ---------  ---------
                                                                          ---------  ---------

    Of the Net Deferred Tax Liability at December 31, 1997 and 1996, $45 and $183, respectively, were current and $(1,114) and $(1,079), respectively, were noncurrent.

    A reconciliation of the Federal statutory income tax rate to BellSouth Telecommunications' effective tax rate follows:

                                                                              1997       1996       1995
                                                                         ---------  ---------  ---------
Federal statutory tax rate.............................................       35.0%      35.0%      35.0%
State income taxes, net of Federal income tax benefit..................        3.7        3.4        3.7
Amortization of investment tax credits.................................       (1.8)      (2.4)      (3.1)
Miscellaneous items, net...............................................         .2         .9        1.0
                                                                               ---        ---        ---
  Effective tax rate...................................................       37.1%      36.9%      36.6%
                                                                               ---        ---        ---
                                                                               ---        ---        ---

NOTE K -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Cash Paid For:
  Income taxes.................................................  $   1,259  $   1,111  $   1,064
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Interest.....................................................  $     552  $     585  $     627
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

NOTE L -- WORK FORCE REDUCTION CHARGE
    In the fourth quarter of 1995, BellSouth Telecommunications recognized a pretax charge of $1,082 related to work force reductions. The primary component of the charge, $942 for planned work force reductions in the core wireline business by the end of 1997, consisted of $561 under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," related to those employees who would receive severance benefits under preexisting separation plans, and $381 for curtailment losses under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Substantially all of the curtailment losses relate to postretirement benefits other than pensions. The remaining components of the charge were $85 for

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE L -- WORK FORCE REDUCTION CHARGE (CONTINUED) expected severance benefit payments after 1997, also under SFAS No. 112, and $55 for additional net curtailment losses related to employee reductions under a restructuring plan initiated in 1993 and completed in 1995.

    The plan was substantially completed in 1997 and resulted in the reduction of the wireline telephone operations work force by approximately 11,600 employees over the term of the plan.

NOTE M -- DISCONTINUANCE OF SFAS NO. 71
    In 1995, as a result of its continuing regulatory and marketplace assessments, BellSouth Telecommunications concluded that it was required to discontinue application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. Accordingly, BellSouth Telecommunications recorded a noncash extraordinary charge of $2,718 (net of a deferred tax benefit of $1,731). The components of the charge are as follows:

                                                                           PRETAX    AFTER TAX
                                                                          ---------  ---------
Reduction in recorded value of long-lived telephone plant...............  $  (4,896) $  (3,002)
Full adoption of issue basis accounting.................................        317        194
Elimination of regulatory assets and liabilities........................        111         71
Partial adjustment to unamortized investment tax credits................         19         19
                                                                          ---------  ---------
  Total.................................................................  $  (4,449) $  (2,718)
                                                                          ---------  ---------
                                                                          ---------  ---------

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

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE M -- DISCONTINUANCE OF SFAS NO. 71 (CONTINUED)
    For financial reporting purposes, the average depreciable lives of affected categories of long-lived telephone plant have been reduced to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current estimated economic asset lives are as follows:

                                                       COMPOSITE OF                 ESTIMATED
                                                    REGULATOR-APPROVED              ECONOMIC
CATEGORY                                                ASSET LIVES                ASSET LIVES
-----------------------------------------------  -------------------------  -------------------------
                                                                      (IN YEARS)
Digital switching..............................               17.0                       10.0
Circuit-other..................................               10.5                        9.1
Buried metallic cable..........................               20.0                       14.0
Aerial metallic cable..........................               20.0                       14.0
Underground metallic cable.....................               25.0                       12.0

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

NOTE N -- FINANCIAL INSTRUMENTS
    The recorded amounts for cash and cash equivalents and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value of marketable securities (representing BellSouth Common Stock), included as a component of Investments and Advances, as well as Debentures and Notes are based on the closing market prices for each security at December 31, 1997 and 1996, respectively. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth Telecommunications could realize in a current market exchange.

    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1997 and 1996:

                                                       1997                      1996
                                             ------------------------  ------------------------
                                              RECORDED     ESTIMATED    RECORDED     ESTIMATED
                                               AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                             -----------  -----------  -----------  -----------
Assets (Liabilities):
Marketable securities......................   $     290    $     549    $     250    $     361
Long-Term Debt:
  Debentures...............................      (3,914)      (3,949)      (4,590)      (4,422)
  Notes....................................      (2,175)      (2,193)      (2,175)      (2,141)

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE N -- FINANCIAL INSTRUMENTS (CONTINUED)
    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth Telecommunications to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from Interexchange Carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1997 and 1996, approximately $485 and $492, respectively, of trade accounts receivable were from Interexchange Carriers.

NOTE O -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth Telecommunications has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $136, $177 and $187 for 1997, 1996 and 1995, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1997:

                                     1998  1999   2000   2001   2002   THEREAFTER   TOTAL
                                     ----  ----   ----   ----   ----   ----------   -----
        Minimum rentals............  $62   $63    $54    $50    $47       $394      $ 670
                                     ----  ----   ----   ----   ----     -----      -----
                                     ----  ----   ----   ----   ----     -----      -----

    OUTSIDE PLANT. BellSouth Telecommunications currently self insures all of its outside plant against casualty losses. The net book value of outside plant was $7,408 and $7,621 at December 31, 1997 and 1996, respectively. Such outside plant, located in the nine southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    OUTSOURCING CONTRACTS. Beginning in 1997, BellSouth Telecommunications contracted with various entities to outsource the performance of certain engineering functions, as well as its information technology operations and application development. These contracts expire at various dates through 2008, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $465 to $625 annually over the next ten years and replace costs previously incurred for BellSouth Telecommunications' employees, facilities, equipment and other costs.

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

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE P -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

                                                                           FIRST     SECOND      THIRD     FOURTH
                                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                                         ---------  ---------  ---------  ---------

1997
Operating Revenues.....................................................  $   3,805  $   3,754  $   3,873  $   3,914
Operating Income.......................................................  $   1,151  $     982  $     986  $   1,069
Income Before Extraordinary Loss.......................................  $     633  $     531  $     536  $     623
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax............................................................         --         --         --         (9)
                                                                         ---------  ---------  ---------  ---------
Net Income.............................................................  $     633  $     531  $     536  $     614
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
1996
Operating Revenues.....................................................  $   3,655  $   3,645  $   3,760  $   3,716
Operating Income.......................................................  $     993  $     934  $     931  $     849
Net Income.............................................................  $     539  $     510  $     497  $     459

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

3b         Bylaws of BellSouth Telecommunications, Inc. as amended, effective January 1, 1998.

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

                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                                    /s/ ISAIAH HARRIS
                                          --------------------------------------
                                                      Isaiah Harris
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER
                                                     AND COMPTROLLER
                                                    February 25, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:
Charles B. Coe*
President

PRINCIPAL FINANCIAL OFFICER
AND PRINCIPAL ACCOUNTING OFFICER:
Isaiah Harris*
Vice President, Chief Financial Officer and Comptroller

DIRECTORS:
C. Sidney Boren*
Charles B. Coe*
Odie C. Donald*
Jere A. Drummond*
Roger M. Flynt, Jr.*
Isaiah Harris*
Elton R. King*

                                          *By:        /s/ ISAIAH HARRIS
                                              ----------------------------------
                                                        Isaiah Harris
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                      February 25, 1998