Form 10-Q
period 1998-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1998-05-15
CIK 92088

1
             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

                   Table of Contents


Item
                                                     Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income and
           Retained Earnings                            3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        7

 2.  Management's Discussion and Analysis of
     Results of Operations                              9
        Results of Operations                           9
            Volumes of Business                        10
            Operating Revenues                         11
            Operating Expenses                         12
            Other Income Statement Items               12
        Regulatory Developments and Competition        13
            Federal Developments                       13
            State Developments                         13
        Other Matters                                  13
        Safe Harbor Statement                          13

                        Part II
 6.  Exhibits and Reports on Form 8-K                  15
               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months
                                 Ended March 31,
                                 1998        1997
Operating Revenues:
  Local service               $  2,262    $  2,104
  Interstate access                945         917
  Intrastate access                206         218
  Toll                             175         174
  Other                            432         392
   Total Operating Revenues      4,020       3,805

Operating Expenses:
  Cost of services and
   products                      1,336       1,205
  Depreciation and
   amortization                    826         819
  Selling, general and
   administrative                  635         630
    Total Operating Expenses     2,797       2,654

Operating Income                 1,223       1,151

Interest Expense                   133         134
Other Income, net                    2           2

Income Before Income Taxes       1,092       1,019
Provision for Income Taxes         409         386

Net Income                    $    683    $    633

Retained Earnings:
   At beginning of period     $  1,140    $    870
   Add: Net Income                 683         633
   Deduct: Dividends Declared     (553)       (491)
   At end of period           $  1,270    $  1,012


    The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                               March 31,    December 31,
                                                  1998          1997
ASSETS                                        (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $      25     $      49
  Accounts receivable, net of allowance for
   uncollectibles of $114 and $108                2,826         2,951
  Material and supplies                             269           259
  Other current assets                              228           163
    Total Current Assets                          3,348         3,422

 Investments and Advances                           298           299
 Property, Plant and Equipment:
  Property, plant and equipment                  48,486        47,868
  Accumulated depreciation                       29,600        29,015
    Property, Plant and Equipment, net           18,886        18,853

 Deferred Charges and Other Assets                  710           652

  Total Assets                                $  23,242     $  23,226

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $   2,137     $   2,516
  Accounts payable                                1,099         1,116
  Other current liabilities                       2,478         2,217
    Total Current Liabilities                     5,714         5,849

 Long-Term Debt                                   5,489         5,489
 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               1,116         1,114
  Unamortized investment tax credits                201           213
  Other liabilities and deferred credits          2,042         2,033
    Total Deferred Credits and Other
      Liabilities                                 3,359         3,360
 Shareholder's Equity:
  Common stock, one share, no par value           7,410         7,388
  Retained earnings                               1,270         1,140
    Total Shareholder's Equity                    8,680         8,528

  Total Liabilities and Shareholder's Equity  $  23,242     $  23,226


    The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                       For the Three Months
                                                          Ended March 31,
                                                          1998       1997
Cash Flows from Operating Activities:
 Net income                                             $  683      $  633
 Adjustments to net income:
  Depreciation and amortization                            826         819
  Provision for uncollectibles                              35          42
  Deferred income taxes and unamortized
    investment tax credits                                   5         (12)
 Net change in:
  Accounts receivable and other current assets              (3)        (34)
  Accounts payable and other current liabilities           250         186
  Deferred charges and other assets                        (58)        (78)
  Deferred credits and other liabilities                     9          19
 Other reconciling items, net                                1         (10)
    Net cash provided by operating activities            1,748       1,565

Cash Flows from Investing Activities:
 Capital expenditures                                     (843)       (699)
 Other investing activities, net                            10          (3)
    Net cash used for investing activities                (833)       (702)

Cash Flows from Financing Activities:
 Net repayments of short-term borrowings                  (332)       (407)
 Repayment of long-term debt                               (70)          -
 Advances from parent and affiliates                       118          67
 Repayments of advances from parent and affiliates        (119)        (71)
 Dividends paid to parent                                 (536)       (444)
    Net cash used for financing activities                (939)       (855)

Net (Decrease) Increase in Cash and Cash Equivalents       (24)          8
Cash and Cash Equivalents at Beginning of Period            49         100
Cash and Cash Equivalents at End of Period             $    25     $   108


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

Note B -- Supplemental Cash Flow Information

                                 For the Three Months
                                    Ended March 31,
                                    1998       1997

    Cash Paid For:

      Income taxes                 $ 28       $ 30

      Interest                     $ 84       $ 87




             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Network Access Lines in Service at March 31 (Thousands)(a):
By Type:
  Residence                                16,127    4.8%     3.6%
  Business                                  7,148    4.3      7.6
  Other                                       273    2.6      3.5
       Total Access Lines                  23,548    4.6      4.8

By State:
  Florida                                   6,333    5.4      5.4
  Georgia                                   4,057    5.6      6.0
  Tennessee                                 2,653    2.7      4.4
  North Carolina                            2,370    5.0      5.7
  Louisiana                                 2,305    4.3      3.5
  Alabama                                   1,950    3.5      3.6
  South Carolina                            1,427    4.5      4.0
  Mississippi                               1,262    3.9      3.2
  Kentucky                                  1,191    3.4      3.3
      Total Access Lines                   23,548    4.6      4.8

                                                  Percent Change for
                                                   the Periods Ended
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Access Minutes of Use (Millions)(a)(b):
  Interstate                               18,998    7.2%      6.4%
  Intrastate                                6,084    9.6      8.4
  Total Access Minutes of Use              25,082    7.8      6.9

Toll Messages (Millions)(a)                   201  (12.4)   (18.1)

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

             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)


                                        For the Three
                                         Months Ended
                                          March 31,
                                             1998
Ratio of Earnings to Fixed Charges (c)       8.4

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                             At             At
                                          March 31,    December 31,
                                            1998           1997
Debt Ratio (d)                              46.6%         48.3%

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

Approximately 89% and 90% of BellSouth Telecommunications' Total Operating Revenues for the three-month periods ended March 31, 1998 and 1997, respectively, were from wireline services. Charges for local, access and toll services for the three-month period ended March 31, 1998 accounted for approximately 63%, 32% and 5%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.


RESULTS OF OPERATIONS
                                           For the Three
                                           Months Ended
                                             March 31,
                                          1998      1997
   Net Income                           $  683    $  633

For the three-month period ended March 31, 1998, Net Income increased by $50 (7.9%). The increase for the three-month period resulted primarily from continued strong growth in key business volumes.

Volumes of Business

The total number of access lines in service as of March 31, 1998 increased by approximately 1,034,000 (4.6%) since March 31, 1997 to 23,548,000, compared to a 4.8% rate of increase for the same 1997 period. Business and residence access lines increased by 4.3% and 4.8%, respectively, compared to growth rates of 7.6% and 3.6% in the same 1997 period. The decrease in the growth rate for business lines was primarily due to the migration of business customers from traditional business line services to high-capacity service arrangements which are not included in business line counts. To a lesser degree, the growth rate for business lines was also affected by the increased presence of facilities-based competition. Many residential customers order additional access lines for home office purposes, access to on-line computer services and children's phones. The number of such additional residence lines included in total residence lines increased by 338,000 (20.3%) to 2,000,000 and accounted for approximately 46.1% and 32.7% of the overall increase in residence access lines and total access lines, respectively, since March 31, 1997. The growth in access lines continues to reflect economic growth in the Southeast and successful marketing programs.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 1,809 million (7.8%) for the three-month period ended March 31, 1998 compared to an increase of 6.9% for the same 1997 period. The increase in access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high-capacity services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the three-month period ended March 31, 1998, toll messages decreased by 29 million (12.4%) compared to a decrease of 18.1% for the same 1997 period. The decrease in 1998 is primarily attributable to continuing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Effects of competition and the expansion of LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA toll market will adversely impact future toll message volumes.

Operating Revenues

Total Operating Revenues increased $215 (5.7%) for the three-month period ended March 31, 1998 when compared to the corresponding 1997 period. The components of Total Operating Revenues were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997

Local Service                   $ 2,262   $ 2,104
Interstate Access                   945       917
Intrastate Access                   206       218
Toll                                175       174
Other Services                      432       392

Total Operating Revenues        $ 4,020   $ 3,805

Local Service revenues increased $158 (7.5%) for the three-month period ended March 31, 1998 as compared to the same 1997 period. The increase for the period was due primarily to a 4.6% growth in access lines in service since March 31, 1997. Also contributing was an increase of $50 due to higher customer demand for optional services such as custom calling features. Such increases were partially offset by rate impacts which reduced revenues by $13 in the three-month period.

Interstate Access revenues increased $28 (3.1%) for the three-month period ended March 31, 1998 as compared to the same 1997 period. The increase was primarily due to a $40 increase in special access revenues and an increase in end-user charges attributable to an increase in access lines. These increases were partially offset by rate reductions which decreased revenues by $29.

Intrastate Access revenues decreased $12 (5.5%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The decrease was primarily due to rate reductions of $38. The decrease was partially offset by growth in minutes of use of 9.6%.

Toll revenues increased $1 (0.6%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The increase was primarily attributable to charges to interexchange carriers beginning in the second quarter of 1997, for toll messages originating on BellSouth Telecommunications' public telephones.
The increase was partially offset by a decline in toll messages of 12.4%.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services and other services (primarily inside wire, billing and collection and voice messaging services). Other Services revenues increased $40 (10.2%) for the three-month period ended March 31, 1998 when compared to the same 1997 period.

The increase primarily reflected increased demand and prices for non-regulated services and higher billing-related fees.

Operating Expenses

Total Operating Expenses increased $143 (5.4%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The components of Total Operating Expenses were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997

Depreciation and Amortization $  826     $ 819

Other Operating Expenses:
  Cost of Services and
   Products                    1,336     1,205
  Selling, General and
   Administrative                635       630
                               1,971     1,835
    Total Operating Expenses  $2,797    $2,654

Depreciation and Amortization increased $7 (0.9%) for the three-month period ended March 31, 1998 compared to the same 1997 period. The increase was due primarily to higher levels of property, plant and equipment since March 31, 1997 resulting from continued growth in the customer base and continued modernization of the network.

Other Operating Expenses increased $136 (7.4%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. The increase for the period was primarily attributable to increased costs associated with higher business volumes, implementation of the Telecommunications Act of 1996 and payments to the Universal Service Fund.


Other Income Statement Items

The other income statement components were as follows:

                                 For the Three
                                 Months Ended
                                   March 31,
                                1998      1997

Interest Expense              $  133     $ 134
Other Income, net                  2         2
Provision for Income Taxes       409       386


Provision for Income Taxes increased $23 (6.0%) for the three-month period ended March 31, 1998 when compared to the same 1997 period. BellSouth Telecommunications' effective tax rates were 37.5% and 37.9% for the three months ended March 31, 1998 and 1997, respectively.

REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

Local Number Portability Cost Recovery. On May 5, 1998 the FCC adopted an order that will allow telecommunications carriers, such as BellSouth Telecommunications, to recover, over five years, their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery to begin no earlier than February 1, 1999 in the form of a surcharge from customers to whom number portability is available. BellSouth
Telecommunications is currently evaluating the impact the order will have in future periods.

State Developments

Reciprocal Compensation for Internet Traffic. Several Competitive Local Exchange Carriers (CLECs) are engaged in regulatory proceedings with several Incumbent Local Exchange Carriers (ILECs), including BellSouth, concerning the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks and terminating with Internet Service Providers served by the CLECs' networks. The CLECs have asserted that such reciprocal compensation is provided for in interconnection agreements between
the CLECs and the ILECs.   BellSouth denies any liability for this
form of compensation. It is too early to assess the impact of the ultimate resolution of these issues on the results of operations, financial position and cash flows of BellSouth.


OTHER MATTERS

Capitalization of Internal Use Software. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. SOP 98-1 requires adoption by BellSouth Telecommunications no later than January 1, 1999. BellSouth Telecommunications intends to adopt SOP 98-1 beginning January 1, 1999.

Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption as a result of the capitalization of costs which had previously been expensed. If expenditures remain at a consistent level, the earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of SOP 98-1 will result in higher levels of capitalized software costs on the balance sheet.


SAFE HARBOR STATEMENT

Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to: (1) continued economic growth and demand for BellSouth Telecommunications' services; (2) the reasonable accuracy of BellSouth Telecommunications' expectations of costs and recoveries with respect to access reform, universal service and interconnection; (3) the reasonable accuracy of BellSouth Corporation's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in BellSouth Telecommunications' markets; and (4) satisfactory resolution of Year 2000 software revisions. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

                PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number

4 No instrument which defines the rights of holders of long- and intermediate-term debt of BellSouth Telecommunications, Inc. is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Telecommunications, Inc. hereby agrees to furnish a copy of any such instrument to the SEC upon request.

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


May 14, 1998

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.