Form 10-Q
period 1998-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1998-08-12
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

                   Table of Contents



Item                                                 Page

                         Part I
 1.  Financial Statements                               3
         Consolidated Statements of Income and
           Retained Earnings                            3
         Consolidated Balance Sheets                    4
         Consolidated Statements of Cash Flows          5
         Notes to Consolidated Financial Statements     6
         Selected Operating Data                        8

 2.  Management's Discussion and Analysis of
     Results of Operations                             10
        Results of Operations                          10
            Volumes of Business                        11
            Operating Revenues                         12
            Operating Expenses                         13
            Other Income Statement Items               13
        Regulatory Developments and Competition        14
            State Developments                         14
        Other Matters                                  15
        Safe Harbor Statement                          16

                        Part II
 6.  Exhibits and Reports on Form 8-K                  17


               PART I -- FINANCIAL INFORMATION

             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                        (In Millions)

                               For the Three Months   For the Six Months
                                  Ended June 30,        Ended June 30,
                                 1998        1997       1998       1997
Operating Revenues:
Local service                 $  2,345    $  2,068   $  4,607   $  4,172
Interstate access                  960         928      1,905      1,845
Intrastate access                  200         186        406        404
Toll                               177         186        352        360
Other                              454         386        886        778
Total Operating Revenues         4,136       3,754      8,156      7,559

Operating Expenses:
Cost of services and
 products                        1,381       1,292      2,717      2,497
Depreciation and
 amortization                      836         826      1,662      1,645
Selling, general and
 administrative                    740         654      1,375      1,284
Total Operating Expenses         2,957       2,772      5,754      5,426

Operating Income                 1,179         982      2,402      2,133

Interest Expense                   144         134        277        268
Other Income (Expense), net          2          (1)         4          1

Income Before Income Taxes       1,037         847      2,129      1,866
Provision for Income Taxes         393         316        802        702

Net Income                    $    644    $    531   $  1,327   $  1,164

Retained Earnings:
   At beginning of period     $  1,270    $  1,012   $  1,140   $    870
   Add: Net Income                 644         531      1,327      1,164
   Deduct: Dividends Declared     (662)       (504)    (1,215)      (995)
   At end of period           $  1,252    $  1,039   $  1,252   $  1,039


    The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                        (In Millions)

                                                June 30,    December 31,
                                                  1998          1997
ASSETS                                        (Unaudited)
 Current Assets:
  Cash and cash equivalents                   $     376     $      49
  Accounts receivable, net of allowance for
   uncollectibles of $120 and $108                2,754         2,951
  Material and supplies                             275           259
  Other current assets                              190           163
    Total Current Assets                          3,595         3,422

 Investments and Advances                           304           299
 Property, Plant and Equipment:
  Property, plant and equipment                  49,137        47,868
  Accumulated depreciation                       30,238        29,015
    Property, Plant and Equipment, net           18,899        18,853

 Deferred Charges and Other Assets                  823           652

  Total Assets                                $  23,621     $  23,226

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year               $   1,763     $   2,516
  Accounts payable                                1,175         1,116
  Other current liabilities                       2,196         2,217
    Total Current Liabilities                     5,134         5,849

 Long-Term Debt                                   6,482         5,489

 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes               1,144         1,114
  Unamortized investment tax credits                190           213
  Other liabilities and deferred credits          2,012         2,033
    Total Deferred Credits and Other
      Liabilities                                 3,346         3,360
 Shareholder's Equity:
  Common stock, one share, no par value           7,407         7,388
  Retained earnings                               1,252         1,140
    Total Shareholder's Equity                    8,659         8,528

  Total Liabilities and Shareholder's Equity  $  23,621     $  23,226


    The accompanying notes are an integral part of these consolidated financial statements.


             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Millions)

                                                        For the Six Months
                                                          Ended June 30,
                                                          1998       1997
Cash Flows from Operating Activities:
 Net income                                             $1,327      $1,164
 Adjustments to net income:
  Depreciation and amortization                          1,662       1,645
  Provision for uncollectibles                              68          76
  Deferred income taxes and unamortized
    investment tax credits                                  22           3
 Net change in:
  Accounts receivable and other current assets              61         (88)
  Accounts payable and other current liabilities            18         137
  Deferred charges and other assets                       (177)       (129)
  Deferred credits and other liabilities                   (21)          3
 Other reconciling items, net                               50         (12)
    Net cash provided by operating activities            3,010       2,799

Cash Flows from Investing Activities:
 Capital expenditures                                   (1,723)     (1,549)
 Other investing activities, net                            27           7
    Net cash used for investing activities              (1,696)     (1,542)

Cash Flows from Financing Activities:
 Net repayments of short-term borrowings                  (232)       (233)
 Proceeds from long-term debt                              994           -
 Repayment of long-term debt                              (571)          -
 Advances from parent and affiliates                       288         123
 Repayments of advances from parent and affiliates        (289)       (127)
 Dividends paid to parent                               (1,202)       (976)
 Other financing activities, net                            25          (1)
    Net cash used for financing activities                (987)     (1,214)

Net Increase in Cash and Cash Equivalents                  327          43
Cash and Cash Equivalents at Beginning of Period            49         100
Cash and Cash Equivalents at End of Period             $   376     $   143


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

Note B -- Supplemental Cash Flow Information

                                  For the Six Months
                                    Ended June 30,
                                    1998       1997

    Cash Paid For:

      Income taxes                 $ 639      $ 695

      Interest                     $ 266      $ 254


             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Millions)
                         (Unaudited)



Note C -- South Carolina Regulatory Settlement

In April 1997, BellSouth Telecommunications, the South
Carolina Public Service Commission and other parties agreed on a settlement to claims of alleged overearnings for the years 1992 through 1994. Under the terms of the settlement, BellSouth Telecommunications paid $72 to its customers in 1997. Accordingly, in the second quarter of 1997, BellSouth Telecommunications reduced operating revenues by $72 ($47 after tax) in connection with the settlement.


Note D -- Issuance of Debt

In June 1998, BellSouth Telecommunications issued $500 of 6 3/8% Debentures, due June 1, 2028 and $500 of 6% Reset Put Securities, due June 15, 2012. The purpose of these issues was to refinance $500 aggregate principal amount of BellSouth Telecommunications' 5 1/4% Notes, which matured on June 8, 1998, and to provide for general corporate purposes, including the refinancing of commercial paper.

In conjunction with the issuance of the 6% Reset Put Securities, BellSouth Telecommunications entered into an interest rate swap agreement. Under the agreement, BellSouth Telecommunications will pay a variable rate which is based on LIBOR and will receive a fixed rate of 6% in return. The LIBOR-based rate in effect at June 30, 1998 was 5.782%. The agreement calls for periodic interim settlements and expires June 15, 2002.






             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Network Access Lines in Service
  at June 30 (Thousands)(a):

By Type:
  Residence                                16,182    4.3%     3.8%
  Business                                  7,204    3.9      6.4
  Other                                       274    1.5      3.1
       Total Access Lines                  23,660    4.2      4.6

By State:
  Florida                                   6,363    4.9      5.5
  Georgia                                   4,086    5.1      5.0
  Tennessee                                 2,658    2.0      4.2
  North Carolina                            2,394    4.8      6.0
  Louisiana                                 2,317    4.1      3.5
  Alabama                                   1,948    2.9      3.4
  South Carolina                            1,432    4.1      3.8
  Mississippi                               1,266    3.8      3.1
  Kentucky                                  1,196    3.2      3.2
      Total Access Lines                   23,660    4.2      4.6

                                                  Percent Change for
                                                   the Periods Ended
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Access Minutes of Use (Millions)(a)(b):
  Interstate:
    Three months ended March 31            18,998    7.2%      6.4%
    Three months ended June 30             19,804    6.8      10.1
    Six months ended June 30               38,802    7.0       8.3

  Intrastate:
    Three months ended March 31             6,084    9.6       8.4
    Three months ended June 30              6,436    9.6      12.2
    Six months ended June 30               12,520    9.6      10.3

  Total Access Minutes of Use:
    Three months ended March 31            25,082    7.8       6.9
    Three months ended June 30             26,240    7.4      10.6
    Six months ended June 30               51,322    7.6       8.8

Toll Messages (Millions)(a):
    Three months ended March 31               201  (12.4)    (18.1)
    Three months ended June 30                201  (13.3)    (10.5)
    Six months ended June 30                  402  (12.8)    (14.5)

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


                                         For the Six
                                         Months Ended
                                           June 30,
                                             1998
Ratio of Earnings to Fixed Charges (c)       7.97

(c) For the purpose of this ratio: (i) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; (ii) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.


                                             At             At
                                          June 30,     December 31,
                                            1998           1997
Debt Ratio (d)                              48.6%         48.3%

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

Approximately 89% and 90% of BellSouth Telecommunications' Total Operating Revenues for the six-month periods ended June 30, 1998 and 1997, respectively, were from wireline services. Charges for local, access and toll services for the six-month period ended June 30, 1998 accounted for approximately 63%, 32% and 5%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment (CPE) and other nonregulated services.


                    RESULTS OF OPERATIONS

                                            For the Six
                                           Months Ended
                                              June 30,
                                          1998      1997
   Net Income                            $1,327    $1,164

For the six-month period ended June 30, 1998, Net Income increased by $163 (14.0%). The increase for the six-month period resulted primarily from continued strong growth in key business volumes. In addition, net income for the 1997 period was reduced by an after-tax charge of $47 related to a regulatory settlement in South Carolina (see Note C to the Consolidated Financial Statements).

Volumes of Business

The total number of access lines in service as of June 30, 1998 increased by approximately 943,000 (4.2%) since June 30, 1997 to 23,660,000, compared to a 4.6% rate of increase for the same 1997 period. The growth in access lines continues to reflect economic growth in the Southeast and successful marketing programs.
Business and residence access lines increased by 3.9% and 4.3%, respectively, compared to growth rates of 6.4% and 3.8% in the same 1997 period. The decrease in the growth rate for business lines was primarily due to the migration of business customers from traditional business line services to high-capacity service arrangements which are not included in business line counts. To a lesser degree, the growth rate for business lines was also affected by the increased presence of facilities-based competition. In addition to strong economic growth in the region, the growth rate for residential access lines reflects demand related to home office purposes, access to on-line computer services and children's phones. The number of such additional residence lines included in total residence lines increased by 286,000 (16.0%) to 2,070,000 and accounted for approximately 42.6% and 30.3% of the overall increase in residence access lines and total access lines, respectively, since June 30, 1997.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 3,624 million (7.6%) for the six-month period ended June 30, 1998 compared to an increase of 8.8% for the same 1997 period. The increase in total access minutes of use was primarily attributable to access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). However, the growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge such as high-capacity data and digital transmission services.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the six-month period ended June 30, 1998, toll messages decreased by 59 million (12.8%) compared to a decrease of 14.5% for the same 1997 period. The decrease in 1998 is primarily attributable to continuing competition from interexchange carriers in the intraLATA toll market as well as the continuing expansion of local area calling plans (LACPs).

Effects of competition and the expansion of LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA toll market will adversely impact future toll message volumes.


                     Operating Revenues

Total Operating Revenues increased $597 (7.9%) for the six-month period ended June 30, 1998 when compared to the corresponding 1997 period. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, recorded in 1997, the increase in total operating revenues for the six-month period would have been 6.9%. The components of Total Operating Revenues were as follows:

                                  For the Six
                                 Months Ended
                                   June 30,
                                1998      1997

Local Service                   $ 4,607   $ 4,172
Interstate Access                 1,905     1,845
Intrastate Access                   406       404
Toll                                352       360
Other Services                      886       778

Total Operating Revenues        $ 8,156   $ 7,559

Local Service revenues increased $435 (10.4%) for the six-month period ended June 30, 1998 as compared to the same 1997 period.
The increase for the period was due primarily to a 4.2% growth in access lines in service since June 30, 1997, an increase of $116 due to higher customer demand for optional services, such as custom calling features, and an increase in revenues from the provision of data and digital services. Also contributing to the overall increase in revenues were net rate impacts of $74. Such rate impacts were due primarily to a non-recurring revenue reduction of $64, related to the local service portion of the regulatory settlement in South Carolina, which was recorded during 1997.

Interstate Access revenues increased $60 (3.3%) for the six-month period ended June 30, 1998 as compared to the same 1997 period.
The increase was primarily due to an $82 increase in special access revenues and an increase in end-user charges attributable to an increase in access lines. Special access charges are comprised primarily of revenues from the provision of data and digital
services.   These increases were partially offset by rate
reductions which decreased revenues by $53.

Intrastate Access revenues remained relatively flat for the six-month period ended June 30, 1998 when compared to the same 1997 period. The increase was primarily due to growth in minutes of use of 9.6%. The increase was offset by rate reductions of $39.

Toll revenues decreased $8 (2.2%) for the six-month period ended June 30, 1998 when compared to the same 1997 period. The decrease was primarily attributable to a decline in toll messages of 12.8%. The decrease was partially offset by charges to interexchange carriers beginning in the second quarter of 1997 for toll messages originating on BellSouth Telecommunications' public telephones as well as increased revenues from the provision of digital transmission services.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services and other services (primarily inside wire, billing and collection and voice messaging services). Other Services revenues increased $108 (13.9%) for the six-month period ended June 30, 1998 when compared to the same 1997 period. The increase primarily reflected increased demand and prices for nonregulated services.

Operating Expenses

Total Operating Expenses increased $328 (6.0%) for the six-month period ended June 30, 1998 when compared to the same 1997 period.
The components of Total Operating Expenses were as follows:

                                  For the Six
                                 Months Ended
                                   June 30,
                                1998      1997

Depreciation and Amortization $1,662    $1,645

Other Operating Expenses:
  Cost of Services and
   Products                    2,717     2,497
  Selling, General and
   Administrative              1,375     1,284
                               4,092     3,781
    Total Operating Expenses  $5,754    $5,426

Other Operating Expenses increased $311 (8.2%) for the six-month period ended June 30, 1998 when compared to the same 1997 period. The increase for the period was primarily attributable to increased labor costs, other increased costs associated with higher business volumes, payments to the Universal Service Fund and costs related to compliance with the Telecommunications Act of 1996.

Other Income Statement Items

The other income statement components were as follows:

                                  For the Six
                                 Months Ended
                                    June 30,
                                1998      1997

Interest Expense               $ 277     $ 268
Other Income, net                  4         1
Provision for Income Taxes       802       702


Provision for Income Taxes increased $100 (14.2%) for the six-month period ended June 30, 1998 when compared to the same 1997 period.
BellSouth Telecommunications' effective tax rates were 37.7% and 37.6% for the six months ended June 30, 1998 and 1997, respectively.

           REGULATORY DEVELOPMENTS AND COMPETITION


State Developments

Reciprocal Compensation for Internet Traffic. Numerous Competitive Local Exchange Carriers (CLECs) claim entitlement from Incumbent Local Exchange Carriers (ILECs), including BellSouth Telecommunications, for reciprocal compensation to the CLECs for calls originating on the ILEC's networks and connecting with internet service providers served by the CLEC's networks. The CLECs have asserted that such reciprocal compensation is provided for in interconnection agreements between the CLECs and the ILECs. The ILECs have denied any liability for this form of compensation. The courts and state commissions that have considered the matter have ruled against the ILECs with respect to calls to internet service providers. The FCC is considering the underlying jurisdictional issue and is expected to issue a decision. It is too early to assess the impact of the ultimate resolution of these issues on the results of operations, financial position and cash flows of BellSouth Telecommunications.




Tennessee. In 1995, BellSouth Telecommunications elected price regulation under an incentive regulation plan whereby prices for basic services and Call Waiting services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula.

As a condition to implementing price regulation, the Tennessee Public Service Commission ordered BellSouth Telecommunications to reduce prices by approximately $56 on an annual basis. BellSouth Telecommunications appealed to the Tennessee Court of Appeals. In October 1997, the court vacated the order requiring the rate reduction and remanded the case to the Tennessee Regulatory Authority (TRA) (the successor to the Tennessee Public Service Commission) with instructions to approve the price regulation plan. In January 1998, the TRA and the Consumer Advocate filed an application for permission to appeal to the Tennessee Supreme Court. In June 1998, the Tennessee Supreme Court denied the application for appeal. BellSouth Telecommunications' application for price regulation is currently pending before the TRA.

In early 1998, a bill was introduced in the Tennessee legislature that would impose significant new restrictions on companies electing price regulation. The bill included proposals to require companies to make substantial refunds to customers prior to operating under price regulation and to have initial rates for price regulation purposes established by means of a traditional rate of return earnings investigation. Efforts to adopt such a bill failed in committee.



                        OTHER MATTERS

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard requires that all derivative instruments (1) be recognized as assets or liabilities and (2) be adjusted to fair value each period. SFAS No. 133 requires adoption by BellSouth Telecommunications no later than January 1, 2000. BellSouth Telecommunications is currently assessing the impact that adoption of SFAS No. 133 will have on its results of operations and financial condition and is undecided as to the date the standard will be adopted.

Year 2000 Compliance. BellSouth has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems as well as certain equipment to properly recognize the Year 2000 in order to avoid interruption of the operation of these systems as a result of the century change on January 1, 2000. The program is also designed to assess the impact on BellSouth Telecommunications of the readiness of other entities with which BellSouth Telecommunications does business.

Inability to reach substantial Year 2000 compliance in BellSouth Telecommunications' systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of BellSouth Telecommunications' customer billing, operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in substantial claims by customers and/or loss of revenue due to service interruption, delays in BellSouth Telecommunications' ability to bill its customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

The Year 2000 program is being conducted by a management team that is coordinating the efforts of internal resources as well as third party network providers and vendors in identifying and making necessary changes to BellSouth Telecommunications' systems hardware, software and date-sensitive equipment. Some of the changes necessary in BellSouth Telecommunications' operations are being made as a part of ongoing systems upgrades.

BellSouth Telecommunications plans to have all Year 2000 compliance conversion and initial testing for its most critical systems completed by the end of 1998 and to complete intersystem testing and deployment by mid-1999.

Over the years, BellSouth Telecommunications has developed numerous contingency plans for conducting its business operations in the event of crises including system outages or natural disasters. As a part of its Year 2000 compliance efforts, it is reviewing its contingency plans to ensure they adequately address Year 2000 issues that might arise. BellSouth Telecommunications' operational systems, such as billing, accounting, etc., are also being addressed in the endeavor. BellSouth Telecommunications is a member, together with other large telecommunications companies, in an industry group which is addressing the Year 2000 issue and related contingency plans.

Some of the costs associated with BellSouth Telecommunications'
Year 2000 compliance efforts were incurred in 1997, and the remainder has been or will be incurred during 1998 and 1999. BellSouth Telecommunications estimates the costs of these efforts will be between $75 to $150 over the life of the project. BellSouth
Telecommunications intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

BellSouth Telecommunications currently anticipates that the mission critical systems that it controls in its operations will be Year
2000 compliant by January 1, 2000. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and deployment phases which would adversely affect the Year 2000 compliance status of BellSouth Telecommunications' systems. Furthermore, the Year 2000 compliance status of integral third party networks is not yet fully known. As a result, BellSouth Telecommunications is unable to determine the impact that any system interruption would have on BellSouth Telecommunications' results of operations, financial position and cash flows.

CWA Working Agreement.  On August 8, 1998, BellSouth
Telecommunications reached a tentative agreement with the Communications Workers of America (CWA) on new three-year contracts covering approximately 46,000 employees. The contracts, which are subject to ratification by CWA members, include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.


                    SAFE HARBOR STATEMENT

Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to: (1) continued economic growth and demand for BellSouth Telecommunications' services; (2) the reasonable accuracy of BellSouth Telecommunications' expectations of costs and recoveries with respect to access reform, universal service and interconnection; (3) the reasonable accuracy of BellSouth Corporation's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in BellSouth Telecommunications' markets; and (4) satisfactory identification and completion of Year 2000 software and hardware revisions by BellSouth Telecommunications and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.



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

12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.


(b) Reports on Form 8-K:

     Date of Event       Subject

     June 22, 1998       Supplemental Indenture dated June 22, 1998
                         and Underwriting Agreement dated June 17,
                         1998 filed as exhibits to Registration
                         Statements No. 33-63661 and 333-00649.


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


August 12, 1998

                        EXHIBIT INDEX

Exhibit
Number


12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule.