Form 10-Q
period 1998-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1998-11-12
CIK 92088

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549




                          FORM 10-Q
                         (Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                   Table of Contents



Item                                                 Page

                         Part I
 1.  Financial Statements                               3
        Consolidated Statements of Income and
         Retained Earnings                              3
        Consolidated Balance Sheets                     4
        Consolidated Statements of Cash Flows           5
        Notes to Consolidated Financial Statements      6
        Selected Operating Data                         8

 2.  Management's Discussion and Analysis of
      Results of Operations                            11
        Results of Operations                          11
           Volumes of Business                         12
           Operating Revenues                          13
           Operating Expenses                          14
           Other Income Statement Items                15
        Regulatory Developments and Competition        15
           Federal Developments                        15
           State Developments                          15
        Other Matters                                  16
        Safe Harbor Statement                          19

                        Part II
 6.  Exhibits and Reports on Form 8-K                  20


               PART I -- FINANCIAL INFORMATION


             BELLSOUTH TELECOMMUNICATIONS, INC.
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                         (Unaudited)
                    (Dollars In Millions)
                               For the Three Months   For the Nine Months
                               Ended September 30,    Ended September 30,
                                 1998        1997       1998       1997
Operating Revenues:
 Local service                $  2,380    $  2,143   $ 6,987    $  6,315
 Interstate access                 944         916     2,849       2,761
 Intrastate access                 203         197       609         601
 Toll                              180         189       532         549
 Other                             488         428     1,374       1,206
   Total Operating Revenues      4,195       3,873    12,351      11,432

Operating Expenses:
 Cost of services and
  products                       1,455       1,319     4,172       3,816
 Depreciation and
  amortization                     847         837     2,509       2,482
 Selling, general and
  administrative                   811         731     2,186       2,015
   Total Operating Expenses      3,113       2,887     8,867       8,313

Operating Income                 1,082         986     3,484       3,119

Interest Expense                   132         133       409         401
Other Income (Expense), net         (2)          3         2           4

Income Before Income Taxes         948         856     3,077       2,722
Provision for Income Taxes         322         320     1,124       1,022

Net Income                    $    626    $    536   $ 1,953    $  1,700

Retained Earnings:
  At beginning of period      $  1,252    $  1,039   $ 1,140    $    870
  Add: Net Income                  626         536     1,953       1,700
  Deduct: Dividends Declared      (567)       (488)   (1,782)     (1,483)
  At end of period            $  1,311    $  1,087   $ 1,311    $  1,087



    The accompanying notes are an integral part of these consolidated financial statements.


             BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
                    (Dollars In Millions)

                                             September 30,  December 31,
                                                 1998           1997
                                              (Unaudited)
 ASSETS
 Current Assets:
  Cash and cash equivalents                  $     155      $      49
  Accounts receivable, net of allowance for
   uncollectibles of $115 and $108               2,924          2,951
  Material and supplies                            272            259
  Other current assets                             165            163
    Total Current Assets                         3,516          3,422

 Investments and Advances                          309            299

 Property, Plant and Equipment:
  Property, plant and equipment                 49,671         47,868
  Accumulated depreciation                      30,758         29,015
    Property, Plant and Equipment, net          18,913         18,853

 Deferred Charges and Other Assets                 873            652

 Total Assets                                $  23,611      $  23,226

 LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
  Debt maturing within one year              $   1,367      $   2,516
  Accounts payable                               1,330          1,116
  Other current liabilities                      2,483          2,217
    Total Current Liabilities                    5,180          5,849

 Long-Term Debt                                  6,495          5,489

 Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes              1,040          1,114
  Unamortized investment tax credits               179            213
  Other liabilities and deferred credits         1,999          2,033
    Total Deferred Credits and Other
     Liabilities                                 3,218          3,360

 Shareholder's Equity:
  Common stock, one share, no par value          7,407          7,388
  Retained earnings                              1,311          1,140
    Total Shareholder's Equity                   8,718          8,528

 Total Liabilities and Shareholder's Equity  $  23,611      $  23,226



   The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                    (Dollars In Millions)

                                                        For the Nine Months
                                                        Ended September 30,
                                                          1998       1997
Cash Flows from Operating Activities:
 Net income                                             $1,953      $1,700
 Adjustments to net income:
  Depreciation and amortization                          2,509       2,482
  Provision for uncollectibles                             101         126
  Deferred income taxes and unamortized
   investment tax credits                                   39         111
 Net change in:
  Accounts receivable and other current assets            (151)        (83)
  Accounts payable and other current liabilities           416         144
  Deferred charges and other assets                       (228)       (179)
  Deferred credits and other liabilities                   (34)         70
 Other reconciling items, net                               77           2
    Net cash provided by operating activities            4,682       4,373

Cash Flows from Investing Activities:
 Capital expenditures                                   (2,593)     (2,504)
 Other investing activities, net                            26           6
    Net cash used for investing activities              (2,567)     (2,498)

Cash Flows from Financing Activities:
 Net repayments of short-term borrowings                  (646)       (457)
 Proceeds from long-term debt                            1,000           -
 Repayments of long-term debt                             (560)          -
 Advances from parent and affiliates                       462         247
 Repayments of advances from parent and affiliates        (465)       (228)
 Dividends paid to parent                               (1,825)     (1,479)
 Other financing activities, net                            25          (2)
    Net cash used for financing activities              (2,009)     (1,919)

Net Increase (Decrease) in Cash and Cash Equivalents       106         (44)
Cash and Cash Equivalents at Beginning of Period            49         100
Cash and Cash Equivalents at End of Period             $   155     $    56


The accompanying notes are an integral part of these consolidated financial statements.

             BELLSOUTH TELECOMMUNICATIONS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
                    (Dollars In Millions)

Note A --  Preparation of Interim Financial Statements

The consolidated financial statements of BellSouth Telecommunications, Inc. (BellSouth Telecommunications) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts have been reclassified from previous presentations. These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. In the opinion of BellSouth Telecommunications, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. BellSouth Telecommunications believes, however, that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in BellSouth Telecommunications' latest annual report on Form 10-K and previous quarterly reports on Form 10-Q. BellSouth Telecommunications is a wholly-owned subsidiary of BellSouth Corporation (BellSouth).

Note B -- Supplemental Cash Flow Information

                                  For the Nine Months
                                  Ended September 30,
                                    1998       1997

    Cash Paid For:

      Income taxes                 $1,002     $ 973

      Interest                     $  357     $ 366


             BELLSOUTH TELECOMMUNICATIONS, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                         (Unaudited)
                    (Dollars In Millions)



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

Note D -- Issuance of Debt

In June 1998, BellSouth Telecommunications issued $500 of 6 3/8% Debentures, due June 1, 2028, and $500 of 6% Reset Put Securities, due June 15, 2012. The purpose of these issues was to refinance $500 aggregate principal amount of BellSouth Telecommunications' 5 1/4% Notes that matured on June 8, 1998 and to provide funds for general corporate purposes including the refinancing of commercial paper.

In conjunction with the issuance of the 6% Reset Put Securities, BellSouth Telecommunications entered into an interest rate swap agreement. Under the agreement, BellSouth Telecommunications will pay a variable rate that is based on LIBOR and will receive a fixed rate of 6% in return. The LIBOR-based rate in effect at September 30, 1998 was 5.5945%. The agreement calls for periodic interim settlements and expires June 15, 2002.





             BELLSOUTH TELECOMMUNICATIONS, INC.
                   SELECTED OPERATING DATA
                         (Unaudited)

                                                    Percent Change
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Equivalent Access Lines in Service at September 30 (Thousands)(a):
By Type:
 Switched Access Lines:
  Residence                                16,329    4.2%     4.2%
  Business                                  7,266    3.4      5.9
  Other                                       274    1.0      3.4
   Total Switched Access Lines             23,869    3.9      4.7
 Access Line Equivalents (b):
  Basic Rate ISDN (c)                         175   34.3     53.4
  Primary Rate ISDN                           458  103.9    168.6
  DS0                                         681    5.7     (1.9)
  DS1                                       4,090   27.6     49.0
  DS3                                       6,646   48.1     59.5
   Total Access Line Equivalents           12,050   38.6     50.1
    Total Equivalent Access Lines in       35,919   13.4     14.2
     Service


Switched Access Lines By State (Thousands)(a):
  Florida                                   6,430    4.6%     5.7%
  Georgia                                   4,131    4.8      5.5
  Tennessee                                 2,670    2.2      3.5
  North Carolina                            2,425    4.7      5.7
  Louisiana                                 2,334    3.7      3.7
  Alabama                                   1,959    2.3      3.7
  South Carolina                            1,446    4.2      3.7
  Mississippi                               1,272    3.5      3.3
  Kentucky                                  1,202    2.9      3.4
   Total Switched Access Lines By          23,869    3.9      4.7
    State


(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

(b) Access line equivalents are based on conversion factors that result from the estimated capacity of one switched access line. The conversion factors used are as follows:

        Basic Rate ISDN (c)         2.5/1
        Primary Rate ISDN            24/1
        DS0                           1/1
        DS1                          24/1
        DS3                         672/1

 (c)  Basic Rate ISDN lines are included in BellSouth
      Telecommunications' switched access line count as equaling one line. The amounts shown as access line equivalents are the estimated incremental equivalent access lines resulting from these lines.




             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)




                                                  Percent Change for
                                                   the Periods Ended
                                                  1998 vs.  1997 vs.
                                            1998    1997      1996

Access Minutes of Use (Millions)(d)(e):
  Interstate:
    Three months ended March 31            18,997    7.2%     6.4%
    Three months ended June 30             19,805    6.8     10.1
    Three months ended September 30        19,728    6.5      9.2
    Nine months ended September 30         58,530    6.8      8.6

  Intrastate:
    Three months ended March 31             6,085    9.6      8.4
    Three months ended June 30              6,435    9.6     12.2
    Three months ended September 30         6,710   12.5     11.5
    Nine months ended September 30         19,230   10.6     10.7

  Total Access Minutes of Use:
    Three months ended March 31            25,082    7.8      6.9
    Three months ended June 30             26,240    7.4     10.6
    Three months ended September 30        26,438    8.0      9.7
    Nine months ended September 30         77,760    7.7      9.1

Toll Messages (Millions)(d):
    Three months ended March 31               201  (12.4)%  (18.1)%
    Three months ended June 30                201  (13.3)   (10.5)
    Three months ended September 30           199  (11.4)   (10.9)
    Nine months ended September 30            601  (12.4)   (13.3)


 (d) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

 (e) Minutes of Use are classified as either interstate or intrastate based on the percentage interstate usage factor. This factor is updated periodically.


             BELLSOUTH TELECOMMUNICATIONS, INC.
            SELECTED OPERATING DATA  (Continued)
                         (Unaudited)

                                         For the Nine
                                         Months Ended
                                        September 30,
                                             1998
Ratio of Earnings to Fixed Charges (f)       7.82

 (f) For the purpose of this ratio: (1) earnings have been calculated by adding income before income taxes, gross interest expense and such portion of rental expense representative of the interest factor on such rentals; and (2) fixed charges are comprised of gross interest expense and such portion of rental expense representative of the interest factor on such rentals.




                                             At             At
                                        September 30,  December 31,
                                            1998           1997
Debt Ratio (g)                              47.3%         48.3%

 (g) This ratio is calculated by dividing the sum of debt maturing within one year and long-term debt, net of unamortized debt issuance costs, by the sum of shareholder's equity, debt maturing within one year and long-term debt, net of unamortized debt issuance costs.


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

Approximately 89% of BellSouth Telecommunications' Total Operating Revenues for both the nine-month periods ended September 30, 1998 and 1997 were from wireline services. Charges for local, access and toll services for the nine-month period ended September 30, 1998 accounted for approximately 64%, 31% and 5%, respectively, of the wireline revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from other nonregulated services as well as sales and maintenance of customer premises equipment (CPE).


                    RESULTS OF OPERATIONS

                                           For the Nine
                                           Months Ended
                                           September 30,
                                          1998      1997

   Net Income                            $1,953    $1,700

For the nine-month period ended September 30, 1998, Net Income increased by $253 (14.9%). The increase for the nine-month period resulted primarily from continued strong growth in key business volumes. In addition, net income for the 1997 period was reduced by an after-tax charge of $47 related to a regulatory settlement in South Carolina (see Note C to the Consolidated Financial Statements).


Volumes of Business

Total equivalent access lines are comprised of switched access lines (including residence, business and other) as well as access line equivalents. Access line equivalents are derived from non-switched digital and data transmission lines and are based on conversion factors that result from the estimated capacity of one switched access line. Total equivalent access lines in service as of September 30, 1998 increased by approximately 4,258,000 (13.4%) since September 30, 1997 to 35,919,000, compared to an increase of 3,928,000 (14.2%) for the same 1997 period. The growth in total equivalent access lines continues to reflect economic growth in the Southeast, successful marketing programs and increasing demand for high-capacity digital and data products that are included in access line equivalents. The growth in total equivalent access lines also includes an increase of 314,000 in resold lines to 442,000. Switched business and residence access lines increased by 3.4% and 4.2%, respectively, compared to growth rates of 5.9% and 4.2% in the same 1997 period. The decrease in the growth rate for switched business lines was primarily due to the migration of business customers from traditional business line services to digital and data products. To a lesser degree, the growth rate for switched business lines was also affected by the increased presence of facilities-based competition. In addition to strong economic growth in the region, the growth rate for switched residence access lines reflects demand related to home office purposes, access to on-line computer services and children's phones. The number of such additional lines included in total switched residence lines increased by 294,000 (15.7%) to 2,164,000 and accounted for approximately 44.3% and 32.6% of the overall increase in switched residence access lines and total switched access lines, respectively, since September 30, 1997. Access line equivalents increased by 3,357,000 (38.6%) compared to an increase of 2,904,000 (50.1%) for the same 1997 period. The increase is primarily due to continued growth in demand for digital and data products that provide services such as bulk data transmission, video conferencing, ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

Access minutes of use represent the volume of traffic carried by interexchange carriers, both interstate and intrastate, using BellSouth Telecommunications' local facilities. Total access minutes of use increased by 5,575 million (7.7%) for the nine-month period ended September 30, 1998 compared to an increase of 9.1% for the same 1997 period. The increase in total access minutes of use was primarily attributable to switched access line growth, promotions by the interexchange carriers, and intraLATA toll competition (which has the effect of increasing access minutes of use while reducing toll messages carried over BellSouth Telecommunications' facilities). However, the growth rate in total minutes of use continues to be negatively impacted by competition and the migration of interexchange carriers to categories of service (e.g., special access) that have a fixed charge, as opposed to a volume-driven charge, such as high-capacity digital and data products.

Toll messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service. For the nine-month period ended September 30, 1998, toll messages decreased by 85 million (12.4%) compared to a decrease of 13.3% for the same 1997 period. The decrease in 1998 is primarily attributable to continuing competition from interexchange carriers in the intraLATA toll market as well as the increased penetration of local area calling plans (LACPs) in existing calling plan areas.

Effects of competition and the increasing penetration of LACPs result in the transfer of calls from toll to access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA toll market will continue to adversely impact toll message volumes.

Operating Revenues

Total Operating Revenues increased $919 (8.0%) for the nine-month period ended September 30, 1998 when compared to the corresponding 1997 period. Excluding a $72 reduction of revenues related to a regulatory settlement in South Carolina, recorded in 1997, the increase in total operating revenues for the nine-month period would have been 7.4%. The components of Total Operating Revenues were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1998      1997

Local Service                  $ 6,987   $ 6,315
Interstate Access                2,849     2,761
Intrastate Access                  609       601
Toll                               532       549
Other Services                   1,374     1,206

Total Operating Revenues       $12,351   $11,432

Local Service revenues increased $672 (10.6%) for the nine-month period ended September 30, 1998 as compared to the same 1997 period. The increase for the period was due primarily to a 3.9% growth in switched access lines in service since September 30, 1997, an increase of $181 due to higher customer demand for optional services, such as custom calling features, and an increase in revenues from the provision of digital and data products. Also contributing to the overall increase in revenues were net rate impacts of $110. Such rate impacts were due primarily to a non-recurring revenue reduction of $64, related to the local service portion of the regulatory settlement in South Carolina, which was recorded during 1997, as well as revenue sharing accruals recorded during 1997.

Interstate Access revenues increased $88 (3.2%) for the nine-month period ended September 30, 1998 as compared to the same 1997 period. The increase was primarily due to a $114 increase in special access revenues and an increase in end-user charges attributable to an increase in switched access lines. Special access charges are comprised primarily of revenues from the provision of digital and data products. These increases were partially offset by rate reductions that decreased revenues by $59.

Intrastate Access revenues increased $8 (1.3%) for the nine-month period ended September 30, 1998 compared to the same 1997 period.
The increase was primarily due to growth in minutes of use of 10.6%. The increase was offset by rate reductions of $49.

Toll revenues decreased $17 (3.1%) for the nine-month period ended September 30, 1998 when compared to the same 1997 period. The decrease was primarily attributable to a decline in toll messages of 12.4%. The decrease was partially offset by an increase in charges to interexchange carriers for toll messages originating on BellSouth Telecommunications' public telephones as well as increased revenues from the provision of digital and data products.

Other Services revenues are principally comprised of revenues from customer premises equipment (CPE) sales and maintenance services, cellular interconnect services and other services (primarily inside wire, billing and collection, and voice messaging services). Other Services revenues increased $168 (13.9%) for the nine-month period ended September 30, 1998 when compared to the same 1997 period.
The increase primarily reflected increased demand and prices for nonregulated services.

Operating Expenses

Total Operating Expenses increased $554 (6.7%) for the nine-month period ended September 30, 1998 when compared to the same 1997 period. The components of Total Operating Expenses were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1998      1997

Depreciation and Amortization  $2,509    $2,482

Other Operating Expenses:
  Cost of Services and
   Products                     4,172     3,816
  Selling, General and
   Administrative               2,186     2,015
                                6,358     5,831
    Total Operating Expenses   $8,867    $8,313

Other Operating Expenses increased $527 (9.0%) for the nine-month period ended September 30, 1998 when compared to the same 1997 period. The increase for the period was primarily attributable to increased labor costs, increased costs associated with higher business volumes, payments to the Universal Service Fund, increased intercompany billings, and costs related to compliance with the Telecommunications Act of 1996.

Other Income Statement Items

The other income statement components were as follows:

                                 For the Nine
                                 Months Ended
                                 September 30,
                                1998      1997

Interest Expense               $  409    $  401
Other Income, net                   2         4
Provision for Income Taxes      1,124     1,022


Provision for Income Taxes increased $102 (10.0%) for the nine-month period ended September 30, 1998 when compared to the same 1997 period. BellSouth Telecommunications' effective tax rates were 36.5% and 37.5% for the nine months ended September 30, 1998 and 1997, respectively.



           REGULATORY DEVELOPMENTS AND COMPETITION

Federal Developments

Access Charge Reform. In October 1998, the Federal Communications Commission (FCC) announced its intent to review the productivity
factor used in the calculation of interstate access charges.   Any
increase in this factor will result in reductions of access charges paid to BellSouth Telecommunications by interexchange carriers and subscribers. The FCC also solicited comments as to whether it should abandon its market-based approach to the pricing of access charges and adopt, instead, a prescriptive approach. FCC represcription of access rates could also result in a reduction of access charge revenues. It is too early to assess the potential outcome of these proceedings or the effects that any revisions would have on BellSouth Telecommunications' results of operations, financial position or cash flows.

State Developments

Reciprocal Compensation for Internet Traffic. Following the enactment of the Telecommunications Act of 1996, the Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from ILECs, including BellSouth Telecommunications, for reciprocal compensation to the CLECs for dial-up calls originating on the ILECs' networks and connecting with Internet service providers served by the CLECs' networks. The courts and state commissions that have considered the matter have ruled that such calls include a local call component that invokes the reciprocal compensation obligation. However, the ILECs have asserted that these calls are not subject to such compensation on the basis that the FCC had previously determined that these types of calls are entirely interstate and thus cannot be local, and thereby subject to reciprocal compensation, under the interconnection agreements. The FCC is considering the issues and is expected to issue a further decision. It is too early to assess the impact of the ultimate resolution of these issues on the results of operations, financial position and cash flows of BellSouth Telecommunications.

Tennessee. In 1995, BellSouth Telecommunications elected price regulation whereby prices for basic service and Call Waiting services are to be capped for four years, after which prices may be changed in accordance with an inflation-based formula.

After substantial judicial and regulatory proceedings, the Tennessee Regulatory Authority formally approved BellSouth Telecommunications' election in October 1998. The approval is effective as of October 1, 1995 and specifies that the existing rates for basic service and for Call Waiting services will not be increased until December 1, 2002. In addition, BellSouth Telecommunications has agreed to reduce intrastate access charges to long-distance carriers.


                        OTHER MATTERS

Capitalization of Internal Use Software. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. SOP 98-1 requires adoption by BellSouth Telecommunications no later than January 1, 1999. BellSouth Telecommunications intends to adopt SOP 98-1 beginning January 1, 1999.

Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption as a result of the capitalization of costs which had previously been expensed. BellSouth Telecommunications currently believes that this increase will be approximately $200 to $250 for 1999. If expenditures remain at a consistent level, the earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of SOP 98-1 will result in higher levels of capitalized software costs on the balance sheet.


Year 2000 Compliance. BellSouth has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which BellSouth does business.

Inability to reach substantial Year 2000 compliance in BellSouth Telecommunications' systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of BellSouth Telecommunications' customer billing, operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in BellSouth Telecommunications' ability to bill its customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

The Year 2000 program is being conducted by a management team that is coordinating efforts of internal resources as well as third party providers and vendors in identifying and making necessary changes to BellSouth Telecommunications' systems hardware, software and date-sensitive equipment. Some of the changes that are necessary in BellSouth Telecommunications' operations are being made as a part of ongoing systems upgrades.

BellSouth's Year 2000 program has been divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. BellSouth Telecommunications monitors its progress within these six phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for its mission critical applications is June 30, 1999. Mission critical applications include those that (1) directly affect delivery of primary services to BellSouth's customers; (2) directly affect BellSouth revenue recognition and collection; (3) would create noncompliance with any statutes or laws; and (4) would require significant costs to address in the event of noncompliance.

BellSouth Telecommunications has identified three main areas of focus for its Year 2000 program. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems.

The first focus area, network components, consists of the switches, transmission systems and associated software that comprise the core of BellSouth Telecommunications' telephony systems. Outside suppliers provide all hardware and most software that comprise BellSouth Telecommunications' networks; these components are being remediated by those third party suppliers. Testing of these components for Year 2000 compliance is being performed by the vendors, BellSouth Telecommunications, and industry groups such as the Telco Year 2000 Forum. As of September 30, 1998, the planning, inventory and impact analysis phases were complete, and the remaining phases were each approximately 33% complete.

The second focus area, information technology systems, consists of those systems that primarily support "customer care" operations such as order taking and billing. The software for these systems was developed by both BellSouth Telecommunications and vendors, and is being remediated and tested by both. As of September 30, 1998, the planning, inventory and impact analysis phases were each approximately 80% to 100% complete, and the remaining phases were each approximately 30% to 50% complete.

Building and environmental systems, the third focus area, includes various products and systems that are not used in support of network or customer care functions. Building and environmental systems are primarily provided by third parties and include
building operations, copy machines, aircraft, etc.   At September
30, 1998, the planning phase was approximately 97% complete, the inventory phase was approximately 85% complete, and the impact analysis phase was approximately 67% complete. None of the applications in the remaining phases were complete.

Over the years, BellSouth Telecommunications has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, BellSouth has chartered a Year 2000 Business Continuity project to ensure that tested contingency plans are in place in the event that planned Year 2000 compliance activities for its mission critical applications are not successfully accomplished. This effort is not limited to the risks posed by the potential Year 2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on BellSouth Telecommunications of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Major milestones for the contingency plan include completion of internal training by the end of 1998, assessments by the end of first quarter 1999, and the completion of testing by June 30, 1999. Additionally, BellSouth is a member, together with other large telecommunications companies, of several industry groups that are addressing the Year 2000 issue and related contingency plans.

Some of the costs associated with BellSouth Telecommunications' Year 2000 compliance efforts were incurred in 1997. The remainder has been or will be incurred during 1998 and 1999. As of September 30, 1998, approximately $30 had been expended towards Year 2000 compliance. BellSouth Telecommunications estimates the total cost of its compliance efforts will be between $200 and $280 over the life of the project. BellSouth Telecommunications intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

BellSouth Telecommunications currently anticipates that its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases that would adversely affect the Year 2000 compliance of BellSouth Telecommunications' systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact BellSouth's mission critical applications, cannot be fully known. As a result, BellSouth Telecommunications is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows.


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

27   Financial Data Schedule as of September 30, 1998.


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


November 11, 1998

                        EXHIBIT INDEX

Exhibit
Number



12   Computation of Ratio of Earnings to Fixed Charges.

27   Financial Data Schedule as of September 30, 1998.