Form 10-K
period 1998-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1999-02-25
CIK 92088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

 675 WEST PEACHTREE STREET, N. E., ROOM 20M77,
            ATLANTA, GEORGIA 30375
         TELEPHONE NUMBER 404 529-8611

SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                  OF THE ACT:

                          NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS      ON WHICH REGISTERED
------------------------  ---------------------
                             NEW YORK STOCK
    SEE ATTACHMENT.             EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE.

         AT FEBRUARY 1, 1999 ONE SHARE OF COMMON STOCK WAS OUTSTANDING.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   ATTACHMENT

Title of each class

ISSUED BY:

Southern Bell Telephone and Telegraph Company

  $75,000,000  Principal Amount of Thirty-Nine Year 4 3/8% Debentures, due April 1, 2001
  $70,000,000  Principal Amount of Forty Year 4 3/8% Debentures, due August 1, 2003
 $100,000,000  Principal Amount of Thirty-Five Year 4 3/4% Debentures, due September 1, 2000
 $100,000,000  Principal Amount of Thirty-Eight Year 6% Debentures, due October 1, 2004

BellSouth Telecommunications, Inc.

 $250,000,000  Principal Amount of Forty Year 8 1/4% Debentures, due July 1, 2032
 $300,000,000  Principal Amount of Forty Year 7 7/8% Debentures, due August 1, 2032
 $300,000,000  Principal Amount of Forty Year 7 1/2% Debentures, due June 15, 2033
 $350,000,000  Principal Amount of Fifteen Year 5 7/8% Debentures, due January 15, 2009
 $400,000,000  Principal Amount of Forty Year 6 3/4% Debentures, due October 15, 2033
 $300,000,000  Principal Amount of Forty Year 7 5/8% Debentures, due May 15, 2035
 $300,000,000  Principal Amount of Thirty Year 7% Debentures, due October 1, 2025
 $300,000,000  Principal Amount of Fifty Year 5.85% Debentures, due November 15, 2045
 $500,000,000  Principal Amount of One Hundred Year 7% Debentures, due December 1, 2095
 $375,133,000  Principal Amount of Twenty Year 6.30% Amortizing Debentures, due
               December 15, 2015
 $500,000,000  Principal Amount of One Hundred Year 6.65% Zero-To-Full Debentures, due
               December 15, 2095
 $500,000,000  Principal Amount of Thirty Year 6 3/8% Debentures, due June 1, 2028
 $275,000,000  Principal Amount of Seven Year 6 1/2% Notes, Due February 1, 2000
 $150,000,000  Principal Amount of Twelve Year 7% Notes, Due February 1, 2005
 $450,000,000  Principal Amount of Ten Year 6 1/4% Notes, Due May 15, 2003
 $200,000,000  Principal Amount of Eleven Year 6 3/8% Notes, Due June 15, 2004
 $300,000,000  Principal Amount of Ten Year 6 1/2% Notes, Due June 15, 2005
 $500,000,000  Principal Amount of 6% Reset Put Securities, due June 15, 2012

                               TABLE OF CONTENTS

ITEM                                                                                      PAGE
----                                                                                      ----
                                            PART I
Safe Harbor Statement..................................................................      1
  1.   Business........................................................................      1
       General.........................................................................      1
       Telephone Company Operations....................................................      2
       Business Operations.............................................................      2
       Regulation......................................................................      4
       Competition.....................................................................      7
       Franchises and Licenses.........................................................      9
       Research and Development........................................................      9
       Employees.......................................................................     10
  2.   Properties......................................................................     10
       General.........................................................................     10
       Capital Expenditures............................................................     10
       Environmental Matters...........................................................     11
  3.   Legal Proceedings...............................................................     12
  4.   Submission of Matters to a Vote of Shareholders (Omitted pursuant to General
       Instruction I(2))

                                           PART II

  5.   Market for Registrant's Common Equity and Related Stockholder Matters
       (Inapplicable)
  6.   Selected Financial and Operating Data...........................................     13
  7.   Management's Discussion and Analysis of Results of Operations (Abbreviated
       pursuant to General Instruction I(2))...........................................     14
       Results of Operations...........................................................     14
       Volumes of Business.............................................................     15
       Operating Revenues..............................................................     16
       Operating Expenses..............................................................     17
       Other Income Statement Items....................................................     18
       Financing Activity..............................................................     18
       Operating Environment and Trends of the Business................................     19
       Safe Harbor Statement...........................................................     22
  8.   Consolidated Financial Statements...............................................     23
       Report of Management............................................................     23
       Report and Consent of Independent Accountants...................................     24
       Consolidated Statements of Income and Retained Earnings.........................     25
       Consolidated Balance Sheets.....................................................     26
       Consolidated Statements of Cash Flows...........................................     27
       Notes to Consolidated Financial Statements......................................     28
  9.   Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure......................................................................     41

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

                                           PART IV

 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     41

Signatures.............................................................................     42

                                     PART I

SAFE HARBOR STATEMENT

    Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to:
(1) continued economic growth and demand for BellSouth Telecommunications' services; (2) the reasonable accuracy of BellSouth Telecommunications' expectations of the results of regulatory actions as well as costs and recoveries with respect to access reform, universal service and interconnection;
(3) the reasonable accuracy of BellSouth Corporation's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in BellSouth Telecommunications' markets; and (4) satisfactory identification and completion of Year 2000 software and hardware revisions by BellSouth Telecommunications and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

ITEM 1.  BUSINESS

                                    GENERAL

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a corporation wholly-owned by BellSouth Corporation (BellSouth). BellSouth Telecommunications provides predominantly tariffed wireline telecommunications services to substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications has its principal executive offices at 675 West Peachtree Street, N.E., Atlanta, Georgia 30375 (telephone number 404 529-8611).

    BellSouth was incorporated in 1983 under the laws of the State of Georgia. On December 31, 1983, pursuant to a consent decree approved by the U.S. District Court for the District of Columbia entitled "Modification of Final Judgment" (the MFJ) settling antitrust litigation brought by the U.S. Department of Justice (the Justice Department) in 1974 and the related Plan of Reorganization, American Telephone and Telegraph Company, now AT&T Corp. (AT&T), formed several holding companies, including BellSouth (the Holding Companies), and transferred to them one or more of the operating telephone companies (the Operating Telephone Companies) that were formerly part of the Bell System. As a result, AT&T transferred to BellSouth its 100% ownership of South Central Bell Telephone Company (South Central Bell) and Southern Bell Telephone and Telegraph Company (Southern Bell). On January 1, 1984, ownership of the Holding Companies was transferred by AT&T to its shareholders. As a result, BellSouth became a publicly traded company. BellSouth Telecommunications is the surviving corporation from the merger of South Central Bell and Southern Bell, effective at midnight, December 31, 1991.

    Under the MFJ, the Operating Telephone Companies could provide local exchange, network access, information access and long distance telecommunications services within their assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing wireline service between LATAs, the Operating Telephone Companies provided network access services that linked a subscriber's telephone or other equipment in one of their LATAs to the transmission facilities of long distance carriers, which provided telecommunications services between different LATAs.

    The Telecommunications Act of 1996 (the 1996 Act) supersedes the MFJ, providing for the development of competition in local telecommunications markets; the conditions under which the Holding Companies can provide interLATA wireline telecommunications and other services; and the provision by the Holding Companies of video services within their service areas. The ability of the Holding Companies to enter businesses previously proscribed to them by the MFJ is, however, generally subject to numerous and rigorous criteria and the development of and compliance with newly mandated regulations of the Federal Communications Commission (FCC). To date, the FCC has rejected all applications to provide interLATA wireline service. (See "Telephone Company Operations--InterLATA Long Distance Service.")

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

    BellSouth Telecommunications markets its services and products under the BellSouth brand name to give them a clear, consistent identity in the marketplace. BellSouth believes that its brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this mark throughout its service territory by jointly marketing BellSouth Telecommunications' services and products with special attention to each customer base. BellSouth's goal is for its brand name to be synonymous with quality service and state-of-the-art technology. BellSouth advertises in the various media in its territory, in connection with major events, such as the Olympics, the Super Bowl, PGA tournaments and NASCAR events, and through its affiliation with several professional and collegiate sports organizations, which offer BellSouth a broad platform to showcase its services and products.

    Revenues from services (predominantly network access services) provided to AT&T, BellSouth Telecommunications' largest customer, comprised approximately 9%, 10% and 11% of 1998, 1997 and 1996 total operating revenues, respectively.

                          TELEPHONE COMPANY OPERATIONS

BUSINESS OPERATIONS

GENERAL

    BellSouth Telecommunications provides wireline communications services, including local exchange, network access and intraLATA long distance services. For 1998, 1997 and 1996, these operations generated 89%, 89% and 90%, respectively, of BellSouth Telecommunications' total operating revenues. BellSouth Telecommunications is the predominant telephone service provider in the nine-state region comprising the Southeastern U.S. Total equivalent access lines, which include traditional switched access lines as well as digital and data transmission lines, increased 14.7% over the prior year to 37,187,000 at December 31, 1998. This growth is attributable to increasing demand for high-capacity digital and data services, continued economic expansion in the region and additional access lines ordered by existing customers.

    While BellSouth Telecommunications provides telephone service to the majority of the metropolitan areas in its region, there are many localities and some sizable geographic areas within the region that are served by nonaffiliated telephone providers. In addition, BellSouth Telecommunications is increasingly facing competition for local and intraLATA business customers, and to a lesser extent, residential customers, within its territory.

    BellSouth Telecommunications has organized its marketing efforts to parallel its four major customer bases: consumer, small business, complex business and network and carrier services.

    A substantial portion of the growth in BellSouth Telecommunications' revenues from local service is derived from the sale of optional calling services and additional residence lines to its residential customers. These offerings are marketed in a variety of packages with varying pricing options that are designed to appeal to a wide range of BellSouth Telecommunications' residential customers. A substantial number of these sales are made by customer service representatives as they are contacted by subscribers on other matters.

    BellSouth Telecommunications' small business services, which have varied pricing and service options, are marketed by customer service representatives. BellSouth Telecommunications' products and services, such as video conferencing, ISDN service and telecommunications equipment and systems, are also demonstrated and sold through marketing arrangements with retailers and other independent sales representatives.

    BellSouth Telecommunications markets highly specialized services and products to large and complex business customers. In addition to telephone lines, product and service offerings to these customers include special networks, high-speed data transmission, business teleconferencing and industry-specific communications configurations.

    In response to the 1996 Act, BellSouth Telecommunications has developed a unit to market to competitors interconnection to its network and related services. The unit markets to both affiliated and nonaffiliated customers in six carrier markets: wireless service providers, competitive local exchange carriers (CLECs), competitive switched and special access providers, long distance carriers, information service providers and public payphone service providers. Through BellSouth Telecommunications' infrastructure, services are provided to these carriers for voice, data and video transmission, as well as advanced products, transport, interconnection and vertical services.

LOCAL SERVICE

    Local service revenues for the years ended December 31, 1998, 1997 and 1996 accounted for approximately 57%, 55% and 55%, respectively, of BellSouth Telecommunications' total operating revenues. Local service operations provide lines from telephone exchange offices to subscribers' premises for the origination and termination of telecommunications, including the following: basic local telephone service provided through the regular switched network; dedicated private line facilities for voice and special services, such as transport of data, radio and video; switching services for customers' internal communications through facilities owned by BellSouth Telecommunications; services for data transport that include managing and configuring special service networks; and dedicated low- or high-capacity public or private digital networks. Other local service revenue is derived from information and directory assistance and public payphone services.

    BellSouth Telecommunications offers various convenience features, such as Caller ID, Call Waiting Deluxe, Call Return and 3-Way Calling, on a monthly subscription or per-use basis. Total revenues from such optional features were approximately $1.5 billion, $1.2 billion and $1.0 billion for the years ended December 31, 1998, 1997 and 1996, respectively.

NETWORK ACCESS

    BellSouth Telecommunications provides network access and interconnection services by connecting the equipment and facilities of its subscribers with the communications networks of long distance carriers, CLECs and wireless providers. These connections are provided by linking these carriers and subscribers through the public switched network of BellSouth Telecommunications or through dedicated private lines furnished by BellSouth Telecommunications.

    Network access charges, which are payable by long distance carriers, CLECs, wireless providers and end-user subscribers, provided approximately 28%, 29% and 30% of BellSouth Telecommunications' total operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

These charges are designed to recover the costs of the common and dedicated facilities and equipment used to connect networks of long distance carriers with the telephone company's local network and to subsidize the cost of providing local service to rural and other high-cost areas.

LONG DISTANCE

    Long distance services provided approximately 4%, 5% and 5% of BellSouth Telecommunications' total operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively. These services include the following: intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data, radio and video. In recent years, these revenues have decreased as competition for such customers has intensified and as more customers have subscribed to local area calling plans. Long distance revenues from intraLATA calls are expected to continue to decline.

DIGITAL AND DATA

    A key driver in BellSouth Telecommunications' growth in local service and network access revenues is the provision of digital and data services. Revenues from these services were $1.9 billion, $1.3 billion and $1.1 billion for 1998, 1997 and 1996, respectively. These services and products are provided primarily over non-switched access lines that typically have significantly greater capacity per line than a traditional switched access line. These lines are well suited for high-capacity applications that previously could not be provided over traditional switched access lines. Uses of these lines include bulk data transmission, video conferencing, ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

    BellSouth Telecommunications believes that the data telecommunications business will eventually become substantially larger than the traditional voice telephony market, and that it must significantly expand its operations in the data communications market. Data communications, however, are subject to the same laws and regulations as voice communications. BellSouth Telecommunications believes that it must be allowed the freedom to offer interLATA data communications to fully compete in the data communications marketplace.

OTHER

    Other revenues accounted for approximately 11%, 11% and 10%, respectively, of BellSouth Telecommunications' total operating revenues for the years ended December 31, 1998, 1997 and 1996. Other revenues are primarily comprised of charges for inside wire maintenance contracts, billing and collection services for long distance carriers and CLECs, customer premises equipment sales and maintenance services, voice messaging (MemoryCall(SM)) service, Internet access and interconnection charges to wireless carriers.

REGULATION

LOCAL SERVICE

    BellSouth Telecommunications is subject to regulation of its local service by a state authority in each state where it provides intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

    Traditionally, BellSouth Telecommunications' rates were set in each state in its wireline service territory at levels that were anticipated to generate revenues sufficient to cover its allowed expenses and to provide an opportunity to earn a fair rate of return on its capital investment. Such a regulatory structure, generally known as rate of return regulation, was acceptable in a less competitive era. However, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

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

    Under the next generation of alternative regulation, generally known as price regulation, the state authorities established maximum prices that could be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance BellSouth Telecommunications' ability to adjust prices and service options to respond more effectively to changing market conditions and competition and provide an opportunity to benefit more fully from productivity enhancements. The majority of these plans, during the early years, have price cap provisions on basic local exchange services with provisions for inflation-based price increases in later years. These plans are now operational throughout BellSouth Telecommunications' wireline service territory although appeals relating to plans in South Carolina and Tennessee are pending. While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. Some plans are expected to be reviewed in 1999. No assurance can be given that plans subject to review or renewal will retain prices or other terms currently applicable.

NETWORK ACCESS

    The FCC regulates rates and other aspects of interstate network access services through its price cap and access charge rules. State regulatory commissions have jurisdiction over the provision of network access to the long distance carriers to complete intrastate telecommunications.

    Historically, network access charges paid by long distance carriers have been set at levels that subsidize the cost of providing local residential service. The 1996 Act requires that the FCC identify the local service subsidy implicitly provided by such network access charges; provide for the removal of such subsidy from network access rates in order that network access charges reflect underlying costs; arrange for a fund (the Universal Service Fund) to ensure the continuation of universal service to high-cost, low-income service areas; and develop the arrangements for payments into that fund by all carriers.

    The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus exogenous cost changes recognized by the FCC. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of the Universal Service Fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. BellSouth Telecommunications has been pricing its services based on a 6.5% productivity factor, which means that price increases could only occur to the extent that the Gross Domestic Product Price Index of the U.S. (the Index) increased by greater than 6.5% over an annual period. If the Index increases by less than 6.5%, price reductions would occur.

    In October 1998, the FCC announced its intent to review the productivity factor used in the calcula-tion of interstate network access charges. Any increase in this factor would result in reductions of network access charges paid to BellSouth Telecommunications by long distance carriers, subscribers or both. The FCC also solicited comments as to whether it should abandon its market-based approach to the pricing of network access charges and adopt, instead, a prescriptive approach. FCC represcription of network access rates could also result in a reduction of network access charge revenues.

    The FCC's 1997 network access charge reform order, which has been upheld by the U.S. Court of Appeals for the Eighth Circuit, resulted in several changes to the existing interstate network access rate structure designed to move network access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges
(SLCs) were increased and a new presubscribed long distance carrier charge (PICC) was established. As SLC and PICC levels are increased over time, usage charges are reduced. At January 1, 1999, SLCs for primary residence and single-line business access lines remained unchanged at $3.50 per line, per month. Beginning in January 1999, SLCs for non-primary (or "additional") residence access lines increased from $5.00 to $6.07 per line, per month, and SLCs for multi-line business customers increased from $8.17 to $8.25 per line, per month. PICCs were established on January 1, 1998 and are charged to long distance carriers for recovery of non-traffic-sensitive costs not recovered through SLCs. These charges were established for primary residence and single-line business access lines, non-primary residence access lines and multi-line business access lines and were initially set at $.53, $1.50 and $2.75, respectively, per line, per month, beginning January 1998. BellSouth Telecommunications believes that the net effect of these changes has been substantially revenue-neutral.

    The universal service order, which has been appealed to the U.S. Court of Appeals for the Fifth Circuit, established new funding mechanisms for high-cost, low-income service areas. BellSouth Telecommunications began contributing to the new funds on January 1, 1998 and is allowed recovery of its contributions through increased interstate network access charges. Major changes to the support mechanism to subsidize the provision of services to high-cost areas will occur July 1, 1999. The new support mechanism, when implemented in 1999, will be based on forward-looking economic costs.

    The order also established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. It also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $1.9 billion, through June 1999, are to be funded out of the Universal Service Fund. Local and long distance carriers' contributions to the education and health care funds would be assessed by the fund administrator on the basis of their interstate and intrastate end-user revenues.

INTERLATA LONG DISTANCE SERVICE

    As a result of the 1996 Act, BellSouth Telecommunications and affiliates and the other Operating Telephone Companies are freed from the judicial restrictions of the MFJ that generally prohibited the provision of interLATA communications throughout their wireline service territories and elsewhere. The 1996 Act establishes in its place a new restriction and a procedure for its removal. These companies or their affiliates may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline service, and the FCC must act on each such application within 90 days. The FCC must grant such application if it determines that the applicant (a) has met a competitive checklist; (b) has shown
(i) the presence of a facilities-based provider offering both residential and business local services (Track A) or (ii) if there is no such provider, a statement that has been approved or permitted to take effect by state regulatory authorities of the terms under which it would be willing to interconnect with a CLEC (Track B); (c) will operate in accordance with the separate affiliate requirement; and (d) has presented an application consistent with the public interest. The FCC is required to consult with state regulatory authorities and the Justice Department when reviewing the application.

    BellSouth believes, that in order to remain competitive, it must aggressively pursue a corporate strategy of expanding its offerings beyond its traditional businesses and markets. These offerings include interLATA voice, information and data communications. BellSouth plans to begin offering interLATA wireline service in each of its in-region states as soon as the FCC approves its application for such states. BellSouth has received favorable determinations from the regulatory commissions in several states in its wireline service territory, but the FCC has rejected all applications to provide in-region interLATA service on which it has ruled. BellSouth and other Holding Companies have unsuccessfully challenged portions of the 1996 Act as unconstitutional bills of attainder but have petitioned the U.S. Supreme Court (the Supreme Court) to consider the issue. The Supreme Court has denied the other Holding Companies' requests, but BellSouth's request remains pending.

    BellSouth has a three-pronged approach to gaining authorization to provide in-region interLATA service: (a) continuing to modify its facilities and operating support systems to facilitate competition and agressively seeking approvals from the FCC and state commissions; (b) seeking judicial review of adverse decisions which it believes to be erroneous; and (c) participating in actions by Congress to urge the FCC to implement the 1996 Act in a timely fashion. Because of the scrutiny of interLATA applications by the FCC and the Justice Department; the time required to obtain judicial review of adverse decisions; and the possible challenges by the existing long distance carriers of any approved applications or proposed or enacted legislation, it is uncertain when BellSouth will be authorized to commence interLATA service in any of its in-region states.

COMPETITION

LOCAL SERVICE

    The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BellSouth Telecommunications, negotiate with other carriers for interconnection, use of network elements on an unbundled basis, access fees for local calls terminating on the network of a carrier other than the originating carrier and resale of telecommunications services. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority, or the FCC if the state fails to act. If rates are disputed, the arbitrator must set rates for access to network elements on an unbundled basis, based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator shall set the wholesale rates at the ILEC's retail rates less costs that are avoided. BellSouth Telecommunications has executed numerous interconnection or resale agreements with such carriers. Many of these agreements expire during 1999 and must be renegotiated. The arbitration results for the wholesale discount rates vary by state from 14.8% to 21.8%. At December 31, 1998, BellSouth Telecommunications had provisioned approximately 520,000 equivalent access lines to such carriers for resale, an increase of 299,000 since December 31,1997.

    In connection with the requirements of the 1996 Act, in August 1996 the FCC released an order adopting rules governing interconnection and related matters, and in July 1997 the U.S. Court of Appeals for the Eighth Circuit vacated substantial aspects of the order. In January 1999, the Supreme Court reinstated significant portions of the vacated order. The Supreme Court held that with regard to setting the pricing of interconnection between ILECs and other carriers, the FCC has jurisdiction to set pricing standards to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and unbundled network elements. That methodology is still under review by the U.S. Court of Appeals for the Eighth Circuit.

    Under the 1996 Act, access to certain network elements can be given only when "necessary" or when the failure to provide access would "impair" the ability of the requesting carrier to provide service. The Supreme Court held that the FCC did not adequately consider the "necessary" and "impair" standards when adopting rules giving access to such network elements on an unbundled basis. Until the FCC reconsiders this issue, it is uncertain which of BellSouth Telecommunications' network elements it will be required to offer on an unbundled basis, and at what prices.

    The Supreme Court upheld the FCC's "all elements" rule which allows competing carriers to provide local telephone service relying solely on the elements in an ILEC's network, approving the FCC's refusal to impose a requirement of facility ownership on carriers who seek to lease network elements. The Supreme Court also upheld the FCC's rule forbidding ILECs from separating already combined network elements before leasing them to a CLEC. Finally, the Supreme Court upheld the FCC's "pick and choose" rule. This rule requires that ILECs make available to requesting CLECs contractual provisions, including related rates and terms, contained in any other agreements that have been previously approved by the state commission for that same state. Exceptions are allowed when the ILEC can prove to the state commission that providing the particular item requested is either more costly than providing it to the original carrier or is technically infeasible. These rulings may make it easier for a CLEC to compete with BellSouth.

    In attempting to comply with the technical requirements of interconnection, BellSouth Telecommunications is incurring, and expects to continue to incur, significant costs associated with the facilitation of interconnection. BellSouth Telecommunications incurred approximately $367 million of costs associated with these efforts in the year ended December 31, 1998. Of this amount, approximately $232 million was expensed as incurred, and the remainder was capitalized. Total costs incurred through December 31, 1998 were approximately $700 million.

    In May 1998, the FCC adopted an order that will allow telecommunications carriers, such as BellSouth Telecommunications, to recover, over five years, their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery to begin no earlier than February 1, 1999 in the form of a surcharge from customers to whom number portability is available. It remains unclear to what degree, if any, BellSouth Telecommunications will be compensated for the noncarrier-specific costs of interconnection.

    The state public service commissions to which BellSouth Telecommunications is subject have granted numerous carrier applications for authority to offer local telephone service. As a result, substantial competition has developed for BellSouth Telecommunications' business customers, which provide a greater concentration of higher margin revenues than do its residential customers. Competitors include the long distance carriers and CLECs, which resell the local services of BellSouth Telecommunications or provide services over their own facilities. BellSouth Telecommunications believes that certain long distance carriers have been slow to enter the local residential market due to lower margins compared to the business market and to deter competition by the Holding Companies in the long distance market. However, MCI Worldcom recently announced its intent to offer residential local service in certain areas of the country using the unbundled network elements of ILECs.

    An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in all major metropolitan areas throughout BellSouth Telecommunications' wireline service territory. These networks offer certain high-volume users a competitive alternative to the public and private line offerings of BellSouth Telecommunications. Furthermore, wireless services, such as cellular, personal communications service (PCS) and paging services, and Internet services increasingly compete with wireline communications services. Such wireless services are provided by a number of well-capitalized entities in most of BellSouth Telecommunications' markets.

    As technological and regulatory developments make it more feasible for cable television networks to carry data and voice communications, BellSouth Telecommunications will face increased competition within its region from cable television ventures. For example, MediaOne began offering local wireline service in Atlanta in 1998 over its enhanced cable television network, and AT&T has stated that, after its acquisition of TCI, it intends to upgrade and use TCI's cable facilities to offer telephony over coaxial cable and fiber optic lines. AT&T has also announced that it intends to form joint ventures with other cable television companies to expand such offerings nationwide.

    Federal and state policies strongly favor further changes to Operating Telephone Company networks and business operations to encourage local service competition, and regulators have stated that such changes must be made before they will allow Holding Companies to provide interLATA long distance services within their local service territories. Therefore, BellSouth Telecommunications expects that local service competition will steadily increase. While competition for local service revenues could adversely affect BellSouth Telecommunications' results of operations, BellSouth Telecommunications is working to support the opening of local markets to competition by facilitating interconnection of its facilities and systems with those of CLECs. These actions, among other things, can allow BellSouth to qualify to offer in-region interLATA service as contemplated in the 1996 Act. (See "Telephone Company Operations--Regulation--InterLATA Long Distance Service").

NETWORK ACCESS

    FCC rules require BellSouth Telecommunications to offer expanded interconnection for interstate special and switched network access transport. As a result, BellSouth Telecommunications must permit competitive carriers and customers to terminate their transmission lines on BellSouth Telecommunications' facilities in its central office buildings through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers' facilities, bypassing the networks of BellSouth Telecommunications and thereby avoiding network access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial interLATA traffic because of its lower cost structure, due to the fact that FCC rules do not currently impose access charges on most Internet communications.

LONG DISTANCE

    A number of companies compete with BellSouth Telecommunications in its nine-state region for its intraLATA long distance business by reselling long distance services obtained at bulk rates or providing long distance services over their own facilities. As of February 8, 1999, BellSouth Telecommunications has implemented intraLATA long distance subscription (single digit access code 1+ dialing) in all nine states in its region.

    The 1996 Act permits the Holding Companies to offer interLATA long distance service outside of the states containing their local wireline service territories. Holding Companies and other carriers have announced plans to compete for such interLATA long distance service in BellSouth Telecommunications' territory. AT&T, MCI WorldCom, Sprint and a number of other carriers, including other Holding Companies, currently provide long distance service to BellSouth Telecommunications' local service customers.

                            FRANCHISES AND LICENSES

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

                            RESEARCH AND DEVELOPMENT

    BellSouth Telecommunications conducts its research and development activities internally and through external vendors, primarily Bell Communications Research, Inc. (Bellcore). Bellcore provides research and development and other services to BellSouth and the other Holding Companies. BellSouth Telecommunications has contracted with Bellcore for ongoing support of engineering and systems. In addition, BellSouth Telecommunications is a member of the National Telecommunications Alliance, an organization which supports its commitment to national security and emergency preparedness.

                                   EMPLOYEES

    At December 31, 1998, 1997 and 1996, BellSouth Telecommunications employed approximately 62,500, 59,100 and 63,800 persons, respectively. Of those totals, approximately 60,600, 57,600 and 62,400, respectively, were employees engaged in the telephone operations of BellSouth Telecommunications. About 74% of total employees at December 31, 1998 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. In September 1998, members of the CWA ratified new three-year contracts with BellSouth Telecommunications, effective August 9, 1998. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

ITEM 2.  PROPERTIES

                                    GENERAL

    BellSouth Telecommunications' properties do not lend themselves to description by character or location of principal units. BellSouth Telecommunications' investment in property, plant and equipment consisted of the following at December 31:

                                             1998         1997
                                          -----------  -----------
Outside plant...........................         45%          45%
Central office equipment................         40           39
Land and buildings......................          6            7
Furniture and fixtures..................          5            5
Operating and other equipment...........          3            3
Plant under construction................          1            1
                                                ---          ---
                                                100%         100%
                                                ---          ---
                                                ---          ---

    Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. BellSouth Telecommunications currently self-insures all of its outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

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

    The total investment in property, plant and equipment has increased from $40.1 billion at January 1, 1994 to $50.2 billion at December 31, 1998, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. Continued population and economic expansion is projected by BellSouth Telecommunications in certain growth centers within its nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

    BellSouth Telecommunications' capital expenditures for 1994 through 1998 were as follows:

                                                                  MILLIONS
                                                                  ---------
1998............................................................  $   3,512
1997............................................................      3,440
1996............................................................      3,206
1995............................................................      3,123
1994............................................................      2,971

    BellSouth Telecommunications currently projects capital expenditures to be approximately $3.5 billion for 1999. In 1998, BellSouth Telecommunications generated substantially all of its funds for capital expenditures internally. In 1999, projected capital expenditures are expected to be financed primarily through internal funds and, to the extent necessary, from external sources.

                             ENVIRONMENTAL MATTERS

    BellSouth Telecommunications is subject to a number of environmental matters as a result of its operations and the shared liability provisions related to the divestiture from AT&T. As a result, BellSouth Telecommunications expects that it will be required to expend funds to remedy certain facilities, including those Superfund sites for which BellSouth Telecommunications has been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1998, BellSouth Telecommunications' recorded liability, related primarily to remediation of these sites, was approximately $30 million.

    BellSouth Telecommunications monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. BellSouth Telecommunications' recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. BellSouth Telecommunications continues to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to its results of operations, financial position or cash flows.

ITEM 3.  LEGAL PROCEEDINGS

    Following the enactment of the 1996 Act, BellSouth Telecommunications and various CLECs entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from BellSouth Telecommunications for compensation associated with dial-up calls originating on BellSouth Telecommunications' network and connecting with Internet service providers
(ISPs) served by the CLECs' networks. BellSouth Telecommunications has maintained that, because the FCC has previously determined that Internet calls over dedicated lines are jurisdictionally interstate, dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state commissions that have considered the matter have ruled that such calls invoke the reciprocal compensation obligation. The FCC has indicated that it would release an order in which it would address the jurisdictional nature of switched ISP traffic. BellSouth Telecommunications believes that it has a good basis for its claims that such reciprocal compensation is not owed to the CLECs. However, at December 31, 1998, BellSouth Telecommunications' exposure related to unrecorded amounts withheld from CLECs was approximately $135 million, including accrued interest.

    In addition, BellSouth Telecommunications and its subsidiaries are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, BellSouth Telecommunications believes that any financial impact would not be material to its results of operations, financial position or cash flows. (See Note M to the Consolidated Financial Statements.)

                                    PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
       (DOLLARS IN MILLIONS)

                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Operating Revenues......................  $16,622    $15,346    $14,776    $14,540    $14,040
Operating Expenses (1)..................   12,000     11,158     11,069     11,759     10,452
                                          --------   --------   --------   --------   --------
Operating Income........................    4,622      4,188      3,707      2,781      3,588
Interest Expense........................      551        534        552        573        549
Other Income, net.......................        3         41         20         27         18
                                          --------   --------   --------   --------   --------
Income Before Income Taxes and
 Extraordinary Losses...................    4,074      3,695      3,175      2,235      3,057
Provision for Income Taxes..............    1,486      1,372      1,170        818      1,105
                                          --------   --------   --------   --------   --------
Income Before Extraordinary Losses......    2,588      2,323      2,005      1,417      1,952
Extraordinary Losses, net of tax (2)....       --         (9)        --     (2,796)        --
                                          --------   --------   --------   --------   --------
  Net Income (Loss).....................  $ 2,588    $ 2,314    $ 2,005    $(1,379)   $ 1,952
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------
Return to Average Common Equity.........     29.8%      27.5%      24.6%     (14.4%)     18.0%
Total Assets............................  $23,916    $23,226    $23,038    $23,933    $27,372
Capital Expenditures....................  $ 3,512    $ 3,440    $ 3,206    $ 3,123    $ 2,971
Long-Term Debt..........................  $ 6,523    $ 5,489    $ 6,671    $ 6,853    $ 6,512
Debt Ratio at End of Period.............     47.8%      48.3%      49.4%      51.9%      41.0%
Ratio of Earnings to Fixed Charges......     7.70       7.18       6.02       4.38       5.68

Telephone Employees (3).................   60,561     57,619     62,425     68,585     73,764
Other Operations Employees..............    1,942      1,461      1,372      2,797      2,944
                                          --------   --------   --------   --------   --------
  Total Employees.......................   62,503     59,080     63,797     71,382     76,708
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------

Telephone Employees per 10,000 Switched
 Access Lines...........................     25.2       24.8       28.2       32.5       36.5

Business Volumes (4):
  Network Equivalent Access Lines in
    Service (thousands):
    Switched Access Lines...............   24,025     23,201     22,135     21,133     20,220
    Access Line Equivalents.............   13,162      9,218      6,158      4,723      3,716
                                          --------   --------   --------   --------   --------
    Total Equivalent Access Lines.......   37,187     32,419     28,293     25,856     23,936
                                          --------   --------   --------   --------   --------
                                          --------   --------   --------   --------   --------
  Access Minutes of Use (millions)......  104,373     97,106     88,861     81,608     74,666
  Long Distance Messages (millions).....      784        894      1,023      1,374      1,559

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

(3) Telephone employees exclude those employees in BellSouth Telecommunications' subsidiaries which are unrelated to telephone operations.

(4) Prior period operating data are revised at later dates to reflect the most current information. The above information reflects the latest data available for the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

    BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides (i) local exchange and long distance services within but not between geographic areas, called Local Access and Transport Areas (LATAs) and (ii) network access services to enable interLATA communications using the facilities of long distance carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

    Approximately 89% of BellSouth Telecommunications' Total Operating Revenues for the years ended December 31, 1998 and 1997, respectively, were from network and related services. Charges for local, network access and long distance services for the year ended December 31, 1998 accounted for approximately 64%, 31% and 5%, respectively, of the network and related revenues discussed above. The remainder of BellSouth Telecommunications' Total Operating Revenues was derived principally from sales and maintenance of customer premises equipment and other nonregulated services.

                             RESULTS OF OPERATIONS

                                                                 1998       1997      % CHANGE
                                                               ---------  ---------  ------------
Net Income (a)...............................................  $   2,588  $   2,314       11.8%

------------------------------

(a) Net Income for 1997 includes an Extraordinary Loss on Early Extinguishment of Debt of $9.

    Net Income increased $274 (11.8%) compared to 1997. The increase was primarily due to an 8.3% increase in operating revenues which was driven by continued strong growth in key business volumes. The increase was partially offset by increased operating expenses of 7.5% due to increases in affiliate billings, increased labor costs in the telephone operations, increased expenses at unregulated subsidiaries due to higher business volumes, and payments to the Universal Service Fund.

VOLUMES OF BUSINESS

    Equivalent Access Lines in Service at December 31 (thousands) (a):

                                                                           1998       1997      % CHANGE
                                                                         ---------  ---------  -------------
By Type:
  Switched Access Lines:
  Residence............................................................     16,457     15,841        3.9%
  Business.............................................................      7,294      7,088        2.9
  Other................................................................        274        272        0.7
                                                                         ---------  ---------
      Total Switched Access Lines......................................     24,025     23,201        3.6
                                                                         ---------  ---------
  Access Line Equivalents (b)(c):
      Basic Rate ISDN..................................................        178        143       24.5
      Primary Rate ISDN................................................        526        288       82.6
      DS0..............................................................        697        644        8.2
      DS1..............................................................      4,343      3,400       27.7
      DS3..............................................................      7,418      4,743       56.4
                                                                         ---------  ---------
      Total Access Line Equivalents....................................     13,162      9,218       42.8
                                                                         ---------  ---------
          Total Equivalent Access Lines in Service.....................     37,187     32,419       14.7
                                                                         ---------  ---------
                                                                         ---------  ---------
Switched Access Lines by State (thousands) (a):
  Florida..............................................................      6,496      6,237        4.2
  Georgia..............................................................      4,159      3,990        4.2
  Tennessee............................................................      2,677      2,623        2.1
  North Carolina.......................................................      2,444      2,337        4.6
  Louisiana............................................................      2,344      2,267        3.4
  Alabama..............................................................      1,960      1,928        1.7
  South Carolina.......................................................      1,456      1,404        3.7
  Mississippi..........................................................      1,280      1,238        3.4
  Kentucky.............................................................      1,209      1,177        2.7
                                                                         ---------  ---------
      Total Switched Access Lines......................................     24,025     23,201        3.6
                                                                         ---------  ---------
                                                                         ---------  ---------

------------------------

(a) Prior period operating data are often revised at later dates to reflect updated information. The above information reflects the latest data available for the periods indicated.

(b) Access line equivalents are based on conversion factors that result from the estimated capacity of one switched access line. The conversion factors used are as follows: Basic Rate ISDN, 2.5/1; Primary Rate ISDN, 24/1; DS0, 1/1; DS1, 24/1; and DS3, 672/1. Basic Rate ISDN lines are included in BellSouth Telecommunications' switched access line count as equaling one line. The amounts shown as access line equivalents are the estimated incremental equivalent access lines resulting from these lines.

(c) Revenues associated with digital and data services are derived from the sale of specific high-bandwidth products provisioned over transmission lines with DS0 or greater capacity. While access line equivalent counts have a directional relationship with digital and data revenues, growth rates cannot be compared on an equivalent basis.

    Switched residence lines increased by 3.9% in the period ended December 31, 1998, compared to a growth rate of 4.6% in 1997. In addition to continued economic growth in the region, the growth rate reflects demand for additional lines related to home office purposes, access to on-line computer services and children's phones. The number of such additional lines increased by 375,000 (19.9%) to 2,259,000 and accounted for approximately 61% of the overall increase in switched residence access lines since December 31, 1997. The slower growth rate in 1998 primarily reflects the higher penetration rates in the residential market.

    Switched business lines increased by 2.9% in the period ended December 31, 1998, compared to a growth rate of 5.3% in 1997. The decrease in the growth rate was primarily due to the migration of business customers from traditional business line services to digital and data services and, to a lesser degree, by the increased presence of facilities-based competition.

    Access line equivalents increased by 42.8% in 1998 compared to an increase of 49.7% in 1997. The increase is attributable to continued growth in demand for digital and data lines that provide services such as bulk data transmission, video conferencing, ATMs, check/credit card authentication, multimedia and interconnection with wireless networks.

    Total equivalent access lines at December 31, 1998 include 520,000 resold lines, an increase of 299,000 over the prior year.

                                                     1998       1997      % CHANGE
                                                   ---------  ---------  ------------
Access Minutes of Use (millions).................    104,373     97,106        7.5%

    Access minutes of use represent the volume of traffic carried by long distance carriers between LATAs, both interstate and intrastate, using BellSouth Telecommunications' local facilities. In 1998, access minutes of use increased by 7,267 million (7.5%) compared to an increase of 9.3% in 1997. The 1998 increase in access minutes of use was primarily attributable to access line growth, promotions by the long distance carriers and intraLATA long distance competition, which has the effect of increasing access minutes of use while reducing long distance messages carried over BellSouth Telecommunications' facilities. The growth rate in access minutes of use continues to be negatively impacted by competition and the migration of long distance carriers to categories of service (e.g., special access) that have a fixed charge as opposed to a volume-driven charge and to high-capacity services.

                                                         1998       1997      % CHANGE
                                                       ---------  ---------  -----------
Long Distance Messages (millions)....................        784        894      (12.3%)

    Long distance messages are comprised of Message Telecommunications Service and Wide Area Telecommunications Service within LATAs. Long distance messages decreased by 110 million (12.3%) in 1998 compared to a decrease of 12.6% in 1997. The decrease in 1998 was primarily attributable to continued competition from long distance carriers in the intraLATA long distance market as well as the increased penetration of local area calling plans (LACPs) in existing calling plan areas. Effects of competition and the increasing penetration in existing LACPs result in the transfer of calls from long distance to the access and local service categories, respectively, but the corresponding revenues are not generally shifted at commensurate rates. Competition in the intraLATA long distance market will continue to adversely impact long distance message volumes.

OPERATING REVENUES

    For a discussion of the impact of local service competition on revenues and volumes of business, see "MD&A--Operating Environment and Trends of the Business."

    Total Operating Revenues increased $1,276 (8.3%) in 1998. The components of Total Operating Revenues were as follows:

                                                    1998       1997      % CHANGE
                                                  ---------  ---------  ------------
Local service...................................  $   9,399  $   8,499       10.6%
Network access..................................      4,632      4,483        3.3
Long distance...................................        713        734       (2.9)
Other...........................................      1,878      1,630       15.2
                                                  ---------  ---------
  Total Operating Revenues......................  $  16,622  $  15,346        8.3
                                                  ---------  ---------
                                                  ---------  ---------

    LOCAL SERVICE revenues reflect amounts billed to customers for local exchange services, which include connection to the network, optional services such as custom calling features and certain digital and data services. Local service revenues increased $900 (10.6%) in 1998.

    The increase for 1998 was due primarily to a 3.6% increase in switched access lines since December 31, 1997, an increase of $246 due to higher customer demand for optional services such as custom calling features, and an increase in revenues from the provision of digital and data services. Also contributing were net rate impacts of $161. These impacts were due primarily to revenue sharing accruals recorded during 1997 as well as a nonrecurring revenue reduction of $64 in 1997, related to the local service portion of the regulatory settlement in South Carolina.

    NETWORK ACCESS revenues result from the provision of network access services to long distance carriers to provide telecommunications services between LATAs, both interstate and intrastate, and from end-user charges collected from residential and business customers. Network access revenues also include special access charges for the provision of certain digital and data services. Network access revenues increased $149 (3.3%) in 1998.

    The increase for 1998 was attributable primarily to an increase of $148 due to higher demand for special access services and increases in end-user charges attributable to increases in switched access lines. Special access revenues are comprised primarily of revenues from the provision of digital and data services. Such increases were partially offset by rate reductions which decreased revenues by $122 since December 31, 1997.

    LONG DISTANCE revenues are received from the provision of long distance services within LATAs. These services include intraLATA service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of voice, data and video. Long distance revenues decreased $21 (2.9%) in 1998.

    The decrease for 1998 was primarily attributable to continuing competition from long distance carriers in the intraLATA long distance market as well as the increased penetration of LACPs in existing calling plan areas. The decreases were partially offset by increases in charges to long distance carriers for messages originating on BellSouth Telecommunications' public payphones as well as increased revenues from the provision of digital and data services.

    The overall decline in intraLATA long distance revenues is expected to continue over the long term.

    OTHER revenues are principally comprised of revenues from customer premises equipment sales, maintenance services and other services (primarily inside wire, billing and collection and voice messaging services). Other revenues also include billings for interconnections by wireless carriers with BellSouth Telecommunications' network. Other revenues increased $248 (15.2%) in 1998. The increase primarily reflected increased demand and prices for nonregulated services totaling $162.

OPERATING EXPENSES

    Total Operating Expenses increased $842 (7.5%) in 1998. The components of Total Operating Expenses were as follows:

                                                    1998       1997      % CHANGE
                                                  ---------  ---------  ------------
Depreciation and amortization...................  $   3,363  $   3,332        0.9%
                                                  ---------  ---------
Other operating expenses:
  Cost of services and products.................      5,510      5,119        7.6
  Selling, general and administrative...........      3,127      2,707       15.5
                                                  ---------  ---------
                                                      8,637      7,826       10.4
                                                  ---------  ---------
    Total Operating Expenses....................  $  12,000  $  11,158        7.5
                                                  ---------  ---------
                                                  ---------  ---------

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

    Other operating expenses increased $811 (10.4%) compared to 1997. The increase was primarily due to increases in affiliate billings of $297, increased labor costs of $263 in the telephone operations associated primarily with increased customer service staffing levels, increased expenses of $164 at unregulated subsidiaries associated with higher business volumes, and payments to the fund (the Universal Service Fund) provided for by the 1996 Act.

OTHER INCOME STATEMENT ITEMS

                                                                 1998       1997      % CHANGE
                                                               ---------  ---------  -----------
Interest Expense.............................................  $     551  $     534         3.2%
Other Income, net............................................          3         41          --
Provision for Income Taxes...................................      1,486      1,372         8.3

    INTEREST EXPENSE includes interest on debt, certain other accrued liabilities and capital leases, partially offset by interest capitalized as a cost of installing equipment and constructing plant. Interest Expense increased $17 (3.2%) in 1998. The increase was primarily attributable to higher average debt balances, partially offset by lower average interest rates.

    PROVISION FOR INCOME TAXES increased $114 (8.3%) in 1998. BellSouth Telecommunications' effective tax rates were 36.5% and 37.1% in 1998 and 1997, respectively. The lower effective tax rate in 1998 resulted primarily from a decrease in tax expense related to nonrecurring transactions as well as adjustments in the current year related to prior year income tax returns. The decreases were partially offset by a reduction in the benefit from investment tax credits. A reconciliation of the statutory federal income tax rates to these effective tax rates is provided in Note J to the Consolidated Financial Statements.

                               FINANCING ACTIVITY

    BellSouth Telecommunications has committed credit lines aggregating $1,261 with various banks. BellSouth Telecommunications also maintains uncommitted credit lines of $20. There were no borrowings under the lines of credit at December 31, 1998. As of February 3, 1999, a shelf registration statement was on file with the Securities and Exchange Commission under which $200 of debt securities could be publicly offered.

    BellSouth Telecommunications' long-term debt remained relatively flat in 1998 compared to 1997. Repayments of current maturities of long-term debt and reductions in commercial paper were offset by the issuance of $1,000 in new long-term debt.

    BellSouth Telecommunications' debt to total capitalization ratio was 47.8% at December 31, 1998 compared to 48.3% at December 31, 1997.

    MARKET RATE RISK SENSITIVITY. BellSouth Telecommunications is subject to market rate risks due to fluctuations in interest rates. The majority of BellSouth Telecommunications' debt is in the form of long-term fixed rate notes and debentures with original maturities ranging from ten to one hundred years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such debt instruments. BellSouth Telecommunications engages in limited hedging activity with regard to its interest rate risks.

    The following table provides information, by maturity date, about BellSouth Telecommunications' interest rate sensitive financial instruments which consist primarily of fixed rate debt obligations. Fair values for the majority of BellSouth Telecommunications' long-term debt obligations are based on quotes from dealers.

                                                                                                       TOTAL
                                                                                                     RECORDED
                                  1999       2000       2001       2002       2003     THEREAFTER     AMOUNT     FAIR VALUE
                                ---------  ---------  ---------  ---------  ---------  -----------  -----------  -----------
Debt:
  Fixed Rate Debt.............  $   1,556  $     388        $88        $14       $535  $    5,519   $    8,100   $    8,279
  Average Interest Rate.......       5.37%      6.04%      4.67%      6.21%      6.00%       6.65 %         --           --

                OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

REGULATION

    BellSouth Telecommunications' future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect BellSouth Telecommunications' revenues and expenses and its ability to compete effectively against other telecommunications carriers.

    Federal policies being implemented by the Federal Communications Commission
(FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless compensatory changes are adopted, such as Universal Service Fund contribution mandates, BellSouth Telecommunications' revenues from this source, which constituted 28% of its revenues during 1998, are at risk. In addition, other aspects of access charge regulation and Universal Service Fund contribution requirements that are applicable to local service carriers such as BellSouth Telecommunications are also under consideration and could result in greater expense levels or reduced revenues.

    As a result of litigation challenging a number of the FCC's rulings under the 1996 Act, the U.S. Supreme Court has ruled that the FCC has considerable authority to establish many pricing, interconnection and other policies that have been considered within the exclusive jurisdiction of the state public service commissions. BellSouth Telecommunications expects the FCC to accelerate the growth of local service competition by aggressively utilizing such power to require interconnection with competing carriers and the sale of network elements to competitors who wish to provide communications services to customers in BellSouth Telecommunications' region.

    BellSouth has petitioned the FCC for permission under the 1996 Act to offer full long distance services. The FCC has denied all of BellSouth's petitions. BellSouth expects that the FCC will require further changes in BellSouth Telecommunications' network interconnection elements and operating systems before it will approve such petitions. Such changes will result in significant additional expenses and promote local service competition.

    BellSouth Telecommunications' intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Appeals of approvals of plans in South Carolina and Tennessee are pending. Some plans are subject to periodic review and require renewal, with several plans scheduled for renewal during 1999. These commissions generally required price reductions and other concessions from BellSouth Telecommunications as a condition to approving these plans, and there is no assurance that the commissions will not require further modifications when they consider their renewal.

    BellSouth Telecommunications is involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact its operating results and prospects. (See Note M to the Consolidated Financial Statements.)

COMPETITION

    There are many competitive forces that impact BellSouth Telecommunications. The 1996 Act removed the regulatory barriers to local service competition and required BellSouth Telecommunications to open its network to other carriers.

    BellSouth Telecommunications expects local service competition to steadily increase, particularly with respect to its business customers. While competition for local service revenues could adversely affect BellSouth Telecommunications' results of operations, opening of local markets can lead to qualification to offer in-region interLATA long distance service.

    BellSouth Telecommunications plans to compete through aggressive marketing, competitive pricing and technical innovation. It will offer consumers a full range of services--local, long distance, Internet access and more--while remaining committed to its high level of customer service and value.

TECHNOLOGY

    BellSouth Telecommunications is continually upgrading its network with digital and optical technologies, making it capable of delivering a full complement of voice and data services. This modernization of the network is critical to BellSouth Telecommunications' success in providing the data connectivity demanded by its customers and to compete with fiber networks being constructed or currently utilized by start-ups and cable companies. This effort will require investment of significant amounts of capital in the future.

YEAR 2000 READINESS DISCLOSURE

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

    BellSouth's Year 2000 program has been divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. BellSouth Telecommunications monitors its progress within these six phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for most of its mission critical applications is June 30, 1999. Mission critical applications include those that (1) directly affect delivery of primary services to BellSouth Telecommunications' customers;
(2) directly affect BellSouth Telecommunications' revenue recognition and collection; (3) would create noncompliance with any statutes or laws; and (4) would require significant costs to address in the event of noncompliance.

    BellSouth Telecommunications has identified three main areas of focus for its Year 2000 program. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems.

    The first focus area, network components, consists of the switches, transmission systems and associated software that comprise the core of BellSouth Telecommunications' telephony systems. Outside suppliers provide all hardware and most software that comprise BellSouth Telecommunications' networks; these components are being remediated by those third party suppliers. Testing of these components for Year 2000 compliance is being performed by the vendors, BellSouth Telecommunications, and industry groups such as the Telco Year 2000 Forum. As of December 31, 1998, the planning, inventory and impact analysis phases were complete, and the remaining phases were each approximately 65% complete.

    The second focus area, information technology systems, consists of those systems that primarily support "customer care" operations such as order taking and billing. The software for these systems was developed by both BellSouth Telecommunications and vendors, and is being remediated and tested by both. As of December 31, 1998, the planning, inventory and impact analysis phases were each approximately 95% complete, and the remaining phases were each approximately 70% complete.

    Building and environmental systems, the third focus area, includes various products and systems that are not used in support of network or customer care functions. Building and environmental systems are primarily provided by third parties and include building operations, office equipment, utilities, etc. At December 31, 1998, the planning, inventory and impact analysis phases were almost 100% complete. The remaining phases were each approximately 15% complete.

    BellSouth Telecommunications has developed numerous contingency plans for conducting its business operations in the event of crises including system outages and natural disasters. As a part of its Year 2000 compliance efforts, BellSouth has chartered a Year 2000 Business Continuity project to ensure that tested contingency plans are in place in the event that planned Year 2000 compliance activities for its mission critical applications are not successfully accomplished. This effort is not limited to the risks posed by the potential Year 2000 failures of internal information systems and infrastructures, but also includes the potential secondary impact on BellSouth Telecommunications of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. A master Year 2000 Contingency Planning Guide and associated workbook have been developed and internal training has been completed. Other major milestones for the contingency plans include completion of assessments by the end of first quarter 1999, and the completion of testing and signoff of contingency plans during third quarter 1999. Additionally, BellSouth is a member, together with other large telecommunications companies, of several industry groups that are addressing the Year 2000 issue and related contingency plans.

    Some of the costs associated with BellSouth Telecommunications' Year 2000 compliance efforts were incurred in 1997 and 1998. The remainder has been or will be incurred during 1999 and 2000. Costs are not incurred equally over all phases of the project, but increase over time. BellSouth Telecommunications anticipates that the conversion and testing phases will require an increase in spending over the earlier phases of the project. As of December 31, 1998, approximately $69 of external costs had been expended towards Year 2000 compliance. BellSouth Telecommunications estimates the total external cost of its compliance efforts will be between $200 and $280 over the life of the project. BellSouth Telecommunications intends to continually reassess the estimated costs and status of Year 2000 remediation efforts.

    BellSouth Telecommunications currently anticipates that most of its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases that would adversely affect the Year 2000 compliance of BellSouth Telecommunications' systems. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact BellSouth Telecommunications' mission critical applications, cannot be fully known. As a result, BellSouth Telecommunications is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows.

OTHER MATTERS

    CWA CONTRACTS. In September 1998, members of the Communications Workers of America (CWA) ratified new three-year contracts with BellSouth Telecommunications, effective August 9, 1998. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

    AFFILIATED TRANSACTIONS. BellSouth Telecommunications records both revenues and expenses which result from transactions with other subsidiaries of BellSouth. Revenues are generated primarily from services provided to BellSouth Advertising and Publishing Corporation, interconnection services provided to BellSouth Cellular Corporation and sales commissions charged to BellSouth Cellular Corporation for joint marketing efforts. Expenses are incurred primarily from charges for use of intellectual property, allocations of corporate overhead expenses, and allocations of expenses from other subsidiaries of BellSouth. During 1998 and 1997, BellSouth Telecommunications recorded a total of $221 and $168, respectively, in revenues and $529 and $232, respectively, in expenses related to these affiliate transactions.

NEW ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments (1) be recognized as assets or liabilities and (2) be adjusted to fair value each period. BellSouth Telecommunications will adopt SFAS No. 133 on January 1, 2000 and is currently assessing the impact that adoption will have on its results of operations and financial condition.

    CAPITALIZATION OF INTERNAL USE SOFTWARE. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. BellSouth Telecommunications adopted SOP 98-1 on January 1, 1999.

    Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption, compared to the prior period, as a result of the capitalization of costs which had previously been expensed. BellSouth Telecommunications currently believes that this increase will be approximately $325 to $425 ($200 to $250 after tax) for 1999. If expenditures remain at a consistent level, the comparative earnings impact will decline in each year following the change. The decline will continue until the amortization expense related to the capitalized software costs equals the level of software costs treated as expense prior to the change. In addition, adoption of SOP 98-1 will result in higher levels of capitalized software costs on the Consolidated Balance Sheets.

                             SAFE HARBOR STATEMENT

    Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on a number of assumptions, including but not limited to:
(1) continued economic growth and demand for BellSouth Telecommunications' services; (2) the reasonable accuracy of BellSouth Telecommunications' expectations of the results of regulatory actions as well as costs and recoveries with respect to access reform, universal service and interconnection;
(3) the reasonable accuracy of BellSouth Corporation's estimate of regulatory authorization to provide wireline long distance services and the impact of competition in BellSouth Telecommunications' markets; and (4) satisfactory identification and completion of Year 2000 software and hardware revisions by BellSouth Telecommunications and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                              REPORT OF MANAGEMENT

    These financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report is contained herein.

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

    Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, PricewaterhouseCoopers LLP completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers LLP's recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that as of December 31, 1998, the system of internal controls was adequate to accomplish the objectives discussed herein.

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

/s/ Charles B. Coe                        /s/ Isaiah Harris
PRESIDENT                                 VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER AND COMPTROLLER

February 3, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.
Atlanta, Georgia

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of BellSouth Telecommunications, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 3, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of BellSouth Telecommunications, Inc. on Form S-3 (File No. 333-00649) and Form S-8 (File No. 333-64041) of our report, dated February 3, 1999, on our audits of the consolidated financial statements of BellSouth Telecommunications, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this annual report on Form 10-K.

                                          /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 24, 1999

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN MILLIONS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                     1998          1997          1996
                                                                                   ---------     ---------     ---------
Operating Revenues:
  Local service................................................................    $   9,399     $   8,499     $   8,082
  Network access...............................................................        4,632         4,483         4,365
  Long distance................................................................          713           734           794
  Other........................................................................        1,878         1,630         1,535
                                                                                   ---------     ---------     ---------
    Total Operating Revenues...................................................       16,622        15,346        14,776
                                                                                   ---------     ---------     ---------
Operating Expenses:
  Cost of services and products................................................        5,510         5,119         5,133
  Depreciation and amortization................................................        3,363         3,332         3,255
  Selling, general and administrative..........................................        3,127         2,707         2,681
                                                                                   ---------     ---------     ---------
    Total Operating Expenses...................................................       12,000        11,158        11,069
                                                                                   ---------     ---------     ---------
Operating Income...............................................................        4,622         4,188         3,707
Interest Expense...............................................................          551           534           552
Other Income, net..............................................................            3            41            20
                                                                                   ---------     ---------     ---------
Income Before Income Taxes and Extraordinary Losses............................        4,074         3,695         3,175
Provision for Income Taxes (Note J)............................................        1,486         1,372         1,170
                                                                                   ---------     ---------     ---------
Income Before Extraordinary Losses.............................................        2,588         2,323         2,005
Extraordinary Loss on Early Extinguishment of Debt,
 net of tax (Note E)...........................................................           --            (9)           --
                                                                                   ---------     ---------     ---------
    Net Income.................................................................    $   2,588     $   2,314     $   2,005
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------
Retained Earnings:
  At beginning of year.........................................................    $   1,140     $     870     $     555
  Net income...................................................................        2,588         2,314         2,005
  Dividends declared...........................................................       (2,374)       (2,044)       (1,690)
                                                                                   ---------     ---------     ---------
  At end of year...............................................................    $   1,354     $   1,140     $     870
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents................................................................  $     337  $      49
  Accounts receivable, net of allowance for uncollectibles of $75 and $108.................      2,952      2,951
  Material and supplies....................................................................        248        259
  Other current assets.....................................................................        177        163
                                                                                             ---------  ---------
    Total Current Assets...................................................................      3,714      3,422
Investments and Advances (Note B)..........................................................        310        299
Property, Plant and Equipment, net (Note C)................................................     19,008     18,853
Deferred Charges and Other Assets..........................................................        884        652
                                                                                             ---------  ---------
    Total Assets...........................................................................  $  23,916  $  23,226
                                                                                             ---------  ---------
                                                                                             ---------  ---------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Debt maturing within one year (Note E)...................................................  $   1,556  $   2,516
  Accounts payable.........................................................................      1,586      1,116
  Other current liabilities (Note D).......................................................      2,090      2,217
                                                                                             ---------  ---------
    Total Current Liabilities..............................................................      5,232      5,849
                                                                                             ---------  ---------
Long-Term Debt (Note E)....................................................................      6,523      5,489
                                                                                             ---------  ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes........................................................      1,274      1,114
  Unamortized investment tax credits.......................................................        167        213
  Other liabilities and deferred credits (Note F)..........................................      1,945      2,033
                                                                                             ---------  ---------
    Total Deferred Credits and Other Liabilities...........................................      3,386      3,360
                                                                                             ---------  ---------
Shareholder's Equity:
  Common stock, one share, no par value....................................................      7,421      7,388
  Retained earnings........................................................................      1,354      1,140
                                                                                             ---------  ---------
    Total Shareholder's Equity.............................................................      8,775      8,528
                                                                                             ---------  ---------
      Total Liabilities and Shareholder's Equity...........................................  $  23,916  $  23,226
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................................  $    2,588  $    2,314  $    2,005
  Adjustments to net income:
    Depreciation and amortization.............................................       3,363       3,332       3,255
    Provision for uncollectibles..............................................         134         169         137
    Deferred income taxes and unamortized investment tax credits..............         134         118         (56)
    Extraordinary loss on early extinguishment of debt........................          --          15          --
    Net change in:
      Accounts receivable and other current assets............................        (179)       (250)        (57)
      Accounts payable and other current liabilities..........................         294         (92)       (608)
      Deferred charges and other assets.......................................        (225)       (241)       (155)
      Deferred credits and other liabilities..................................         (88)         29         413
    Other reconciling items, net..............................................         108          (4)        (66)
                                                                                ----------  ----------  ----------
      Net cash provided by operating activities...............................       6,129       5,390       4,868
                                                                                ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................      (3,512)     (3,440)     (3,206)
  Other investing activities, net.............................................          29         118          15
                                                                                ----------  ----------  ----------
      Net cash used for investing activities..................................      (3,483)     (3,322)     (3,191)
                                                                                ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayment of) proceeds from short-term borrowings......................        (489)        515        (501)
  Proceeds from long-term debt................................................       1,000          --          --
  Repayment of long-term debt.................................................        (560)       (677)       (485)
  Advances from parent and affiliates.........................................         652         341         473
  Repayments of advances from parent and affiliates...........................        (641)       (326)       (486)
  Dividends paid to parent....................................................      (2,330)     (1,972)     (1,649)
  Other financing activities, net.............................................          10          --         (13)
                                                                                ----------  ----------  ----------
      Net cash used for financing activities..................................      (2,358)     (2,119)     (2,661)
                                                                                ----------  ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents..........................         288         (51)       (984)
Cash and Cash Equivalents at Beginning of Period..............................          49         100       1,084
                                                                                ----------  ----------  ----------
Cash and Cash Equivalents at End of Period....................................  $      337  $       49  $      100
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES

    ORGANIZATION. BellSouth Telecommunications, Inc. (BellSouth Telecommunications) is a wholly-owned subsidiary of BellSouth Corporation (BellSouth). BellSouth Telecommunications serves substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. BellSouth Telecommunications primarily provides (i) local exchange service and long distance services within but not between geographic areas, called Local Access and Transport Areas (LATAs) and (ii) network access services to enable interLATA and intraLATA communications using the facilities of long distance carriers. Through subsidiaries, other telecommunications services and products are provided primarily within the nine-state BellSouth Telecommunications region.

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

    USE OF ESTIMATES. BellSouth Telecommunications' Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

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

    DERIVATIVE FINANCIAL INSTRUMENTS. BellSouth Telecommunications' use of derivative instruments is generally limited to interest rate swap agreements. These agreements are treated as off-balance-sheet financial instruments. Receipts or payments resulting from these instruments are recognized as adjustments to Interest Expense as received or paid.

    REVENUE RECOGNITION. Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access and long distance, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $134, $169, and $137 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE A -- ACCOUNTING POLICIES (CONTINUED)
    MAINTENANCE AND REPAIRS. The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in substantial betterments, is charged to Operating Expenses.

    INCOME TAXES. The Consolidated Balance Sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the Consolidated Balance Sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

    For financial reporting purposes, BellSouth Telecommunications is amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the Provision for Income Taxes over the estimated useful lives of the assets to which the credits relate.

    SEGMENT REPORTING. Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that BellSouth Telecommunications report financial and descriptive information about its reportable segments, and how its reportable segments were determined. BellSouth Telecommunications' predominant products are local exchange and long distance communications services within LATAs and network access services, all of which are provided over a single network. Additionally, BellSouth Telecommunications' chief operating decision maker makes final decisions regarding resource allocation and performance evaluation based on total operations. Based on these factors, BellSouth Telecommunications has determined that it operates as one operating segment as defined by SFAS 131.

    NEW ACCOUNTING PRONOUNCEMENTS. In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain direct costs and interest costs after preliminary development efforts have been made. BellSouth Telecommunications adopted SOP 98-1 on January 1, 1999. Adoption of SOP 98-1 will result in a temporary increase in earnings in the year of adoption, compared to the prior period, as a result of the capitalization of costs which had previously been expensed.

NOTE B -- INVESTMENTS AND ADVANCES

    Investments and Advances consists primarily of the cost of 19,814,758 and 19,146,358 shares of BellSouth Common Stock, at December 31, 1998 and 1997, respectively. These shares are held in grantor trusts established by BellSouth Telecommunications to provide partial funding for the benefits payable under certain nonqualified benefit plans.

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

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows at December 31:

                                                            ESTIMATED
                                                           DEPRECIABLE
                                                              LIVES
                                                           (IN YEARS)      1998       1997
                                                          -------------  ---------  ---------
Outside plant...........................................        12-20    $  22,496  $  21,642
Central office equipment................................         8-10       20,056     18,716
Building and building improvements......................           45        3,059      2,984
Furniture and fixtures..................................           15        2,561      2,579
Operating and other equipment...........................         5-15          979        935
Station equipment.......................................            6          563        523
Land....................................................           --          162        162
Plant under construction................................           --          372        327
                                                                         ---------  ---------
                                                                            50,248     47,868
Less: Accumulated depreciation..........................                    31,240     29,015
                                                                         ---------  ---------
  Total Property, Plant and Equipment, net..............                 $  19,008  $  18,853
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE D -- OTHER CURRENT LIABILITIES

    Other current liabilities are summarized as follows at December 31:

                                                                             1998       1997
                                                                           ---------  ---------
Advanced billing and customer deposits...................................  $     641  $     525
Taxes accrued............................................................        274        395
Dividends payable to parent..............................................        267        223
Salaries and wages payable...............................................        264        266
Interest and rents accrued...............................................        231        226
Compensated absences.....................................................        216        215
Other....................................................................        197        367
                                                                           ---------  ---------
    Total Other Current Liabilities......................................  $   2,090  $   2,217
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE E -- DEBT

    DEBT MATURING WITHIN ONE YEAR: Debt maturing within one year is summarized as follows at December 31:

                                                                            1998       1997
                                                                          ---------  ---------
Commercial paper........................................................  $   1,509  $   1,912
Current maturities of long-term debt....................................         47        604
                                                                          ---------  ---------
Total Debt Maturing Within One Year.....................................  $   1,556  $   2,516
                                                                          ---------  ---------
                                                                          ---------  ---------
Weighted-average interest rate at end of period:
  Commercial paper......................................................      5.36%      5.94%

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE E -- DEBT (CONTINUED)
    BellSouth Telecommunications has committed credit lines aggregating $1,261 with various banks. BellSouth Telecommunications also maintains uncommitted lines of credit of $20. There were no borrowings under the lines of credit at December 31, 1998. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

    LONG-TERM: The table below summarizes debt outstanding as of December 31. Interest rates and maturities are for amounts outstanding at December 31, 1998.

                         CONTRACTUAL       WEIGHTED-AVERAGE
                        INTEREST RATES      INTEREST RATES       MATURITIES      1998       1997
                      ------------------  -------------------  --------------  ---------  ---------
                             4.375% - 6%           5.70%          2000 - 2045  $   1,495  $   1,565
                             6.125% - 7%           6.48%          2000 - 2033      3,219      2,730
                            7.5% - 8.25%           7.79%          2032 - 2035      1,150      1,150
                              6.65% - 7%           6.92%                 2095        654        644
                                                                               ---------  ---------
                                                                                   6,518      6,089

Other........................................................................
                                                                                      73         33
Unamortized discount, net of premium.........................................
                                                                                     (21)       (29)
                                                                               ---------  ---------
                                                                                   6,570      6,093
Current maturities...........................................................
                                                                                     (47)      (604)
                                                                               ---------  ---------
    Total Long-Term Debt.....................................................
                                                                               $   6,523  $   5,489
                                                                               ---------  ---------
                                                                               ---------  ---------

    Maturities of long-term debt outstanding (principal amounts) at December 31, 1998 are summarized below. Maturities after the year 2003 include $500 principal amount of 6.65% debentures due in 2095. At December 31, 1998, such debentures had an accreted book value of $154.

                                     1999  2000   2001  2002  2003  THEREAFTER   TOTAL
                                     ----  ----   ----  ----  ----  ----------   ------
    Maturities.....................  $ 47  $388   $ 88  $ 14  $535    $5,865     $6,937
                                     ----  ----   ----  ----  ----  ----------   ------
                                     ----  ----   ----  ----  ----  ----------   ------

    In June 1998, BellSouth Telecommunications issued $500 of 6 3/8% Debentures, due June 1, 2028. In addition, during June 1998, BellSouth Telecommunications issued $500 of 6% Reset Put Securities due June 15, 2012 (REPS). REPS are a debt instrument with embedded put and call option features. The REPS are subject to mandatory redemption from the existing holders on June 15, 2002 through either
(i) the exercise by the callholder of its right to purchase the REPS or (ii) the repurchase of the REPS by BellSouth Telecommunications. If the call option is exercised, the callholder will, based on BellSouth Telecommunications' then current credit spreads, determine the interest to be paid on the REPS.

    During 1997, BellSouth Telecommunications retired certain long-term debt issues totaling $600. As a result of the early extinguishment of these issues, extraordinary losses of $9, net of current tax benefits of $6, were recognized in 1997.

    At December 31, 1998, a shelf registration statement was on file with the Securities and Exchange Commission under which $200 of debt securities could be publicly offered.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE F -- OTHER LIABILITIES AND DEFERRED CREDITS

    Other liabilities and deferred credits are summarized as follows at December 31:

                                                                                       1998       1997
                                                                                     ---------  ---------
Postretirement benefits other than pensions (Note H)...............................  $     772  $     782
Compensation related...............................................................        420        398
Accrued pension cost (Note H)......................................................        412        525
Postemployment benefits............................................................        234        232
Other..............................................................................        107         96
                                                                                     ---------  ---------
    Total Other Liabilities and Deferred Credits...................................  $   1,945  $   2,033
                                                                                     ---------  ---------
                                                                                     ---------  ---------

NOTE G -- TRANSACTIONS WITH AFFILIATES

    BellSouth Telecommunications records both revenues and expenses which result from transactions with other subsidiaries of BellSouth Corporation. Revenues are generated primarily from services provided to BellSouth Advertising and Publishing Corporation, interconnection services provided to BellSouth Cellular Corporation and sales commissions charged to BellSouth Cellular Corporation for joint marketing efforts. Expenses are incurred primarily from charges for use of intellectual property, allocations of corporate overhead expenses, and allocations of expenses from other subsidiaries of BellSouth. During 1998, 1997 and 1996, BellSouth Telecommunications recorded a total of $221, $168 and $152, respectively, in revenues and $529, $232 and $166, respectively, in expenses related to these affiliated transactions.

    At December 31, 1998 and 1997, amounts receivable from affiliated companies were $50 and $29, respectively. Amounts payable to affiliated companies at December 31, 1998 and 1997, both short- and long-term, were $447 and $318, respectively.

NOTE H -- EMPLOYEE BENEFIT PLANS

    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS. Substantially all nonrepresented and represented employees of BellSouth Telecommunications are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans sponsored by BellSouth. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

    The plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is applicable to employees retiring through 2005. Both the 1998 and 1997 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service through 1998. During 1998, BellSouth established a cash balance plan for represented employees based upon an initial cash balance amount, negotiated pension band increases and interest credits effective January 1, 1999. The 1998 and 1997 represented pension obligations include the projected effect of future bargained-for improvements. The accounting for the health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)

    SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" requires certain disclosures to be made with respect to the components of pension and postretirement (income) expense for the period and a reconciliation of the funded status of the plan with amounts reported in the Consolidated Balance Sheets. With the exception of the BellSouth Telecommunications pension plan for nonrepresented employees prior to its combination into the BellSouth nonrepresented plan on December 31, 1997, such disclosures are not presented because the structure of the BellSouth plans does not permit disaggregation of relevant plan information on an individual company basis.

    Pension and postretirement benefit (income) expense allocated to BellSouth Telecommunications from BellSouth, and pension income recognized on the separate BellSouth Telecommunications pension plan for nonrepresented employees in 1997 and 1996, are as follows:

                                                                                 1998       1997       1996
                                                                               ---------  ---------  ---------
Pension (income) expense:
  Represented pension plan...................................................  $    (134) $     (34) $      68
  Nonrepresented pension plan................................................  $    (149) $    (144) $     (98)
Net postretirement benefit expense...........................................  $     233  $     257  $     294

    The consolidated net pension and postretirement (income) expense amounts reflected above are exclusive of curtailment effects reflected in the work force reduction activity and do not reflect pension curtailment gains in the amount of $9, $36 and $43 in 1998, 1997 and 1996, respectively.

    Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                       PENSION BENEFITS     RETIREE HEALTH AND
                                                                                                   LIFE
                                                                     --------------------  --------------------
                                                                       1998       1997       1998       1997
                                                                     ---------  ---------  ---------  ---------
Prepaid benefit cost...............................................  $     527  $     347  $      76  $      60
Accrued benefit liability..........................................       (412)      (525)      (772)      (782)

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    Prior to December 31, 1997, BellSouth Telecommunications maintained a separate cash balance plan for its nonrepresented employees. The following information required by SFAS 132 is presented for the periods BellSouth Telecommunications maintained this separate plan.

                                                                                                          PENSION
                                                                                                         BENEFITS
                                                                                                         ---------
                                                                                                           1997
                                                                                                         ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at the beginning of the year........................................................  $   4,050
Service cost...........................................................................................         68
Interest cost..........................................................................................        290
Actuarial losses.......................................................................................        363
Benefits paid..........................................................................................       (510)
Curtailments...........................................................................................        (17)
                                                                                                         ---------
Benefit obligation at the end of the year..............................................................  $   4,244
                                                                                                         ---------
                                                                                                         ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.........................................................  $   6,205
Actual return on plan assets...........................................................................      1,022
Benefits paid..........................................................................................       (510)
                                                                                                         ---------
Fair value of plan assets at end of year...............................................................  $   6,717
                                                                                                         ---------
                                                                                                         ---------
FUNDED STATUS:
As of December 31......................................................................................  $   2,473
Unrecognized prior service cost........................................................................       (284)
Unrecognized net gain..................................................................................     (1,773)
Unrecognized transition asset..........................................................................        (33)
                                                                                                         ---------
Prepaid benefit cost...................................................................................  $     383
                                                                                                         ---------
                                                                                                         ---------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE H -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of the separate nonrepresented pension income for 1997 and 1996 and the underlying assumptions, respectively, are as follows:

                                                                                          PENSION BENEFITS
                                                                                        --------------------
                                                                                          1997       1996
                                                                                        ---------  ---------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE (INCOME):
Service cost..........................................................................  $      68  $      77
Interest cost.........................................................................        290        297
Expected return on plan assets........................................................       (440)      (431)
Amortization of prior service cost....................................................        (25)       (23)
Amortization of gain..................................................................        (32)       (13)
Amortization of transition asset......................................................         (5)        (5)
                                                                                        ---------  ---------
Net periodic benefit (income).........................................................  $    (144) $     (98)
                                                                                        ---------  ---------
                                                                                        ---------  ---------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rate.....................................................      7.00%      7.50%
  Expected return on plan assets....................................      8.25%      8.25%
  Rate of compensation increase.....................................      5.00%      5.00%

    During 1998, BellSouth modified the presentation of the salary rate assumption to reflect a more comparable weighted-average compensation increase. The revised presentation has been included for all years and has no impact on BellSouth's expenses or obligations.

    DEFINED CONTRIBUTION PLANS. BellSouth maintains contributory savings plans which cover substantially all employees of BellSouth Telecommunications. Employees' eligible contributions are matched with BellSouth Common Stock based on defined percentages determined annually by the Board of Directors. BellSouth Telecommunications recognized expense of $58, $91 and $79 in 1998, 1997 and 1996, respectively, related to these plans.

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

    BellSouth Telecommunications applies APB Opinion 25 and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized by BellSouth Telecommunications for stock options granted to its employees. Had compensation cost for

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE I -- STOCK COMPENSATION PLANS (CONTINUED)
BellSouth's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," BellSouth Telecommunications' net income would have been changed to the pro forma amounts indicated below:

                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Net income -- as reported......................................................  $   2,588  $   2,314  $   2,005
Net income -- pro forma........................................................  $   2,571  $   2,305  $   2,000

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1998, 1997 and 1996 do not vest for several years and additional awards are made each year.

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Expected life (years).................................................................          5          5          7
Dividend yield........................................................................       2.44%      3.24%      3.39%
Expected volatility...................................................................       21.0%      19.0%      15.4%
Risk-free interest rate...............................................................       5.46%      6.21%      5.52%

    The weighted-average fair values of options granted at fair market value during 1998, 1997 and 1996 were $6.88, $4.37 and $3.81, respectively. Prior year fair values have been restated to reflect a two-for-one split of BellSouth's Common Stock which occurred in December 1998.

NOTE J -- INCOME TAXES

    In accordance with SFAS No. 109, "Accounting for Income Taxes," the Consolidated Balance Sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the Consolidated Balance Sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the Consolidated Financial Statements and as measured by tax laws using enacted tax rates.

    BellSouth Telecommunications is included in the consolidated federal income tax return filed by BellSouth. Consolidated tax expense is allocated among the subsidiaries of BellSouth in accordance with the applicable sections of the Internal Revenue Code.

    Generally, under this method each company calculates its current year tax expense as if it filed a separate return. The sum of the separate company liabilities is compared to the consolidated return liability. The resulting difference, the benefit of consolidation, is allocated to companies contributing benefits (operating losses, excess credits and capital losses) in proportion to the amounts contributed.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE J -- INCOME TAXES (CONTINUED)
    The provision for income taxes is summarized as follows:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Federal:
  Current....................................................  $   1,177  $   1,087  $   1,056
  Deferred, net..............................................        139        143         24
  Investment tax credits, net................................        (45)       (65)       (77)
                                                               ---------  ---------  ---------
                                                                   1,271      1,165      1,003
                                                               ---------  ---------  ---------
State:
  Current....................................................        175        167        170
  Deferred, net..............................................         40         40         (3)
                                                               ---------  ---------  ---------
                                                                     215        207        167
                                                               ---------  ---------  ---------
    Total provision for income taxes.........................  $   1,486  $   1,372  $   1,170
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

                                                                            1998       1997
                                                                          ---------  ---------
Compensation related....................................................  $     522  $     638
Allowance for uncollectibles............................................         88         76
Work force reduction charge.............................................         54         66
Regulatory sharing accruals.............................................         47         58
Other...................................................................         64         95
                                                                          ---------  ---------
  Deferred Tax Assets...................................................        775        933
                                                                          ---------  ---------
Depreciation............................................................     (2,030)    (2,002)
                                                                          ---------  ---------
  Deferred Tax Liabilities..............................................     (2,030)    (2,002)
                                                                          ---------  ---------
    Net Deferred Tax Liability..........................................  $  (1,255) $  (1,069)
                                                                          ---------  ---------
                                                                          ---------  ---------

    Of the Net Deferred Tax Liability at December 31, 1998 and 1997, $19 and $45, respectively, were current and $(1,274) and $(1,114), respectively, were noncurrent.

    A reconciliation of the federal statutory income tax rate to BellSouth Telecommunications' effective tax rate follows:

                                                                           1998       1997       1996
                                                                      ---------  ---------  ---------
Federal statutory tax rate..........................................       35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit...............        3.4        3.7        3.4
Amortization of investment tax credits..............................        (.7)      (1.8)      (2.4)
Miscellaneous items, net............................................       (1.2)        .2         .9
                                                                            ---        ---        ---
  Effective tax rate................................................       36.5%      37.1%      36.9%
                                                                            ---        ---        ---
                                                                            ---        ---        ---

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE K -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Cash Paid For:
  Income taxes.................................................  $   1,455  $   1,259  $   1,111
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Interest.....................................................  $     568  $     552  $     585
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

NOTE L -- FINANCIAL INSTRUMENTS

    The recorded amounts for cash and cash equivalents and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value of marketable securities (representing BellSouth Common Stock), included as a component of Investments and Advances, as well as Debentures and Notes are based on the closing market prices for each security at December 31, 1998 and 1997, respectively. Fair value estimates for interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that BellSouth Telecommunications could realize in a current market exchange.

    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1998 and 1997:

                                                                           1998                      1997
                                                                 ------------------------  ------------------------
                                                                  RECORDED     ESTIMATED    RECORDED     ESTIMATED
                                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                 -----------  -----------  -----------  -----------
BALANCE SHEET FINANCIAL INSTRUMENTS
Assets (Liabilities):
Marketable securities..........................................   $     301    $     988    $     290    $     549
Long-Term Debt.................................................      (6,518)      (6,771)      (6,089)      (6,142)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS
Interest Rate Swaps............................................          --           (1)          --           --

    INTEREST RATE SWAPS. BellSouth Telecommunications enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. As of December 31, 1998, BellSouth Telecommunications was a party to an interest rate swap with a notional amount of $500. Under this swap, BellSouth Telecommunications paid a variable rate averaging 5.69% and received a fixed rate of 6% at December 31, 1998. The swap matures in 2002. There were no interest rate swap agreements outstanding at December 31, 1997.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject BellSouth Telecommunications to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1998 and 1997, approximately $472 and $485, respectively, of trade accounts receivable were from long distance carriers.

    Revenues from services provided to AT&T Corp., BellSouth Telecommunications' largest customer, were approximately 9%, 10% and 11% of Total Operating Revenues for 1998, 1997 and 1996, respectively.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE M -- COMMITMENTS AND CONTINGENCIES

    LEASES. BellSouth Telecommunications has entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $101, $136 and $177 for 1998, 1997 and 1996, respectively. Capital leases currently in effect are not significant.

    The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1998:

                                        1999      2000  2001   2002   2003   THEREAFTER   TOTAL
                                        -----     ----  ----   ----   ----   ----------   -----
      Minimum rentals..............   $      63   $56   $56    $56    $55       $389      $ 675
                                            ---   ----  ----   ----   ----     -----      -----
                                            ---   ----  ----   ----   ----     -----      -----

    OUTSIDE PLANT. BellSouth Telecommunications currently self-insures all of its outside plant against casualty losses. The net book value of outside plant was $7,234 and $7,408 at December 31, 1998 and 1997, respectively. Such outside plant, located in the nine Southeastern states served by BellSouth Telecommunications, is susceptible to damage from severe weather conditions and other perils, including hurricanes.

    OUTSOURCING CONTRACTS. Beginning in 1997, BellSouth Telecommunications contracted with various entities to outsource the performance of certain engineering functions, as well as its information technology operations and application development. These contracts expire at various dates through 2008, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $400 to $625 annually over the next nine years.

    RECIPROCAL COMPENSATION. Following the enactment of the Telecommunications Act of 1996, BellSouth Telecommunications and various competitive local exchange carriers (CLECs) entered into interconnection agreements providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from BellSouth Telecommunications for compensation associated with dial-up calls originating on BellSouth Telecommunications' network and connecting with Internet service providers
(ISPs) served by the CLECs' networks. BellSouth Telecommunications has maintained that, because the Federal Communications Commission (FCC) has previously determined that Internet calls over dedicated lines are jurisdictionally interstate, dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state commissions that have considered the matter have ruled that such calls invoke the reciprocal compensation obligation. The FCC has indicated that it would release an order in which it would address the jurisdictional nature of switched ISP traffic. BellSouth Telecommunications believes that it has a good basis for its claims that such reciprocal compensation is not owed to the CLECs. However, at December 31, 1998, BellSouth Telecommunications' exposure related to unrecorded amounts withheld from CLECs was approximately $135, including accrued interest.

    OTHER CLAIMS. BellSouth Telecommunications is subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. BellSouth Telecommunications is also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             (DOLLARS IN MILLIONS)

NOTE M -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    While complete assurance cannot be given as to the outcome of any legal claims, BellSouth Telecommunications believes that any financial impact would not be material to its results of operations, financial position or cash flows.

NOTE N -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

                                                                           FIRST     SECOND      THIRD     FOURTH
                                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                                         ---------  ---------  ---------  ---------
1998
Operating Revenues.....................................................  $   4,020  $   4,136  $   4,195  $   4,271
Operating Income.......................................................  $   1,223  $   1,179  $   1,082  $   1,138
Net Income.............................................................  $     683  $     644  $     626  $     635

1997
Operating Revenues.....................................................  $   3,805  $   3,754  $   3,873  $   3,914
Operating Income.......................................................  $   1,151  $     982  $     986  $   1,069
Net Income.............................................................  $     633  $     531  $     536  $     614

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

                                    PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.  Documents filed as a part of the report:

                                                                         PAGE(S)
                                                                         -------
(1)   Financial Statements:
      Report of Independent Accountants/Consent of Independent
       Accountants....................................................       24
      Consolidated Statements of Income and Retained Earnings.........       25
      Consolidated Balance Sheets.....................................       26
      Consolidated Statements of Cash Flows...........................       27
      Notes to Consolidated Financial Statements......................       28

       (2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

       (3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

EXHIBIT
NUMBER
---------
3a         Restated Articles of Incorporation of BellSouth Telecommunications, Inc. (Exhibit 3a to Form 10-K for
           the year ended December 31, 1991, File No. 1-1049.)

3b         Bylaws of BellSouth Telecommunications, Inc. as amended, effective January 1, 1998. (Exhibit 3b to Form
           10-K for the year ended December 31, 1997, File No. 1-1049.)

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

                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                                    /s/ ISAIAH HARRIS
                                          --------------------------------------

                                                      Isaiah Harris
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER
                                                     AND COMPTROLLER
                                                    February 24, 1999

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

Margaret H. Greene*

Isaiah Harris*

Elton R. King*

                                          *By:        /s/ ISAIAH HARRIS
                                              ----------------------------------

                                                        Isaiah Harris
                                                     (INDIVIDUALLY AND AS
                                                    ATTORNEY-IN-FACT)
                                                      February 24, 1999