Form 10-Q
period 1999-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 1999-05-12
CIK 92088

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-Q
             (Mark One)

                  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

                                           OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from to


                              Commission file number 1-1049


                           BellSouth Telecommunications, Inc.
                 (Exact name of registrant as specified in its charter)


                 Georgia                               58-0436120
         (State of Incorporation)                   (I.R.S. Employer
                                                  Identification Number)


675 West Peachtree Street, N. E.,                          30375
          Atlanta, Georgia                               (Zip Code)
(Address of principal executive offices)

                      Registrant's telephone number 404 927-1909

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


   Item                                                                 Page
                                Part I
1.      Financial Statements
           Consolidated Statements of Income and
            Retained Earnings .......................................     3
           Consolidated Balance Sheets ..............................     4
           Consolidated Statements of Cash Flows ....................     5
           Notes to Consolidated Financial Statements ...............     6

2.       Management's Discussion and Analysis of Results of Operations    8

                                Part II
6.       Exhibits and Reports on Form 8-K ............................    14

 PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          BELLSOUTH TELECOMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                      (Unaudited)
                                 (Dollars In Millions)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     1999               1998
Operating Revenues:
   Local service  .................................                  $2,654             $2,414
   Network access .................................                   1,191              1,151
   Long distance ..................................                     150                175
   Other ..........................................                     328                280
     Total Operating Revenues......................                   4,323              4,020

Operating Expenses:
   Operational and support expenses ...............                   2,269              1,971
   Depreciation and amortization ..................                     833                826
     Total Operating Expenses .....................                   3,102              2,797

Operating Income ..................................                   1,221              1,223

Interest Expense ..................................                     135                133
Other Income, net .................................                       1                  2

Income Before Income Taxes ........................                   1,087              1,092
Provision for Income Taxes ........................                     404                409

     Net Income ...................................                   $ 683              $ 683

Retained Earnings:
  At beginning of period ..........................                  $1,354             $1,140
  Add:  Net Income ................................                     683                683
  Deduct:  Dividends Declared .....................                    (571)              (553)
  At end of period ................................                  $1,466             $1,270



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BELLSOUTH TELECOMMUNICATIONS, INC.
                              CONSOLIDATED BALANCE SHEETS
                                     (In Millions)

                                                                                          March 31,            December 31,
                                                                                            1999                   1998
                                                                                         (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ......................................................           $  208               $  337
 Accounts receivable, net of allowance for uncollectibles of $68 and $75 ........            2,811                2,952
 Material and supplies ..........................................................              259                  248
 Other current assets ...........................................................              209                  177
   Total Current Assets .........................................................            3,487                3,714

Investments and Advances ........................................................              313                  310

Property, Plant and Equipment ...................................................           51,100               50,248
Less: accumulated depreciation ..................................................           31,880               31,240
   Property, Plant and Equipment, net ...........................................           19,220               19,008

Deferred Charges and Other Assets ...............................................            1,083                  884

Total Assets ....................................................................         $ 24,103              $23,916

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Debt maturing within one year ..................................................          $ 1,910              $ 1,556
 Accounts payable ...............................................................            1,039                1,586
 Other current liabilities ......................................................            2,636                2,090
   Total Current Liabilities ....................................................            5,585                5,232

Long-Term Debt ..................................................................            6,249                6,523

Noncurrent Liabilities:
 Deferred income taxes ..........................................................            1,358                1,274
 Unamortized investment tax credits .............................................              157                  167
 Other noncurrent liabilities  ..................................................            1,862                1,945
   Total Noncurrent Liabilities .................................................            3,377                3,386

Shareholder's Equity:
 Common stock, one share, no par value ..........................................            7,426                7,421
 Retained earnings ..............................................................            1,466                1,354
   Total Shareholder's Equity ...................................................            8,892                8,775

Total Liabilities and Shareholder's Equity ......................................          $24,103              $23,916


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                BELLSOUTH TELECOMMUNICATIONS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In Millions)
                                                                                                     For the Three Months
                                                                                                       Ended March 31,

                                                                                                   1999               1998
        Cash Flows from Operating Activities:
         Net income ....................................................................          $ 683               $ 683
         Adjustments to net income:
             Depreciation and amortization .............................................            833                 826
             Provision for uncollectibles ..............................................             34                  35
             Deferred income taxes and unamortized investment tax credits ..............             69                   5
         Net change in:
             Accounts receivable and other current assets ..............................             34                  (3)
             Accounts payable and other current liabilities ............................            (56)                250
             Deferred charges and other assets .........................................           (122)                (58)
             Other liabilities and deferred credits ....................................            (83)                  9
         Other reconciling items, net ..................................................             22                   1
             Net cash provided by operating activities .................................          1,414               1,748

        Cash Flows from Investing Activities:
         Capital expenditures ..........................................................         (1,089)               (843)
         Other investing activities, net ...............................................              6                  10
             Net cash used for investing activities ....................................         (1,083)               (833)

        Cash Flows from Financing Activities:
         Net borrowings (repayments) of short-term debt ................................             48                (332)
         Repayments of long-term debt...................................................             (6)                (70)
         Advances from parent and affiliates ...........................................            156                 118
         Repayments of advances from parent and affiliates .............................           (141)               (119)
         Dividends paid to parent ......................................................           (517)               (536)
             Net cash used for financing activities ....................................           (460)               (939)

        Net Decrease in Cash and Cash Equivalents ......................................           (129)                (24)
        Cash and Cash Equivalents at Beginning of Period ...............................            337                  49
        Cash and Cash Equivalents at End of Period .....................................          $ 208                $ 25




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In Millions)

Note A - Preparation of Interim Financial Statements

     In this report, BellSouth Telecommunications, Inc. and its subsidiaries are referred to as "we" or "BST."

     The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K.

     Certain amounts have been reclassified within the prior year's information to conform to the current year's presentation.

Note B - New Accounting Pronouncements

     In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard resulted in an increase in earnings as a result of the capitalization of costs which had previously been expensed. The first quarter impact was an increase in income before income taxes of $86 and net income of $53. The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

Note C - Segment Information

     Our predominant products are local exchange and long distance communications services within LATAs (referred to as intraLATA) and network access services, all of which are provided over a single network. Operating decisions regarding resource allocation and performance evaluation are made based on total operations. Based on these factors, we have determined that we operate as one operating segment as defined by Statement of Financial Accounting Standards No. 131.

Note D - Supplemental Cash Flow Information

                                                For the Three Months
                                                  Ended March 31,
                                                1999            1998

Cash Paid For:

   Income taxes .........................       $ 15            $ 28
   Interest .............................       $ 77            $ 84

                      BELLSOUTH TELECOMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
                                 (In Millions)


Note E - Contingencies

     Following the enactment of the Telecommunications Act of 1996, we entered into interconnection agreements with various competitive local exchange carriers (CLECs). These agreements provide for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs have claimed entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers (ISPs) served by the CLECs' networks. It is our position that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state commissions that have considered the matter to date, however, have ruled that such calls invoke the reciprocal compensation obligation.

     In February 1999, the Federal Communications Commission (FCC) issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated further that it would not interfere with prior state commissions' decisions regarding this matter. We continue to believe that we have a good basis for our claims that we do not owe such reciprocal compensation to the CLECs. We have, however, received an unfavorable ruling before a state commission subsequent to the FCC's decision. We have appealed this decision like those released prior to the FCC's order.

     At March 31, 1999, our exposure related to these disputed claims was approximately $240, including accrued interest.

Note F - Subsequent Event

     In 1994, the South Carolina General Assembly adopted a statute which gave the South Carolina Public Service Commission (SCPSC) the authority to regulate telephone utilities by alternative regulation. In January 1996, the SCPSC issued an order approving our price regulation plan. In April 1999, the South Carolina Supreme Court ruled that the SCPSC's approval of our price regulation plan did not meet the statutory requirements. We have filed a petition for rehearing with the Court.

                     BELLSOUTH TELECOMMUNICATIONS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            RESULTS OF OPERATIONS
                            (Dollars in Millions)

     For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K.

--------------------------------------------------------------------------------
Results of Operations
--------------------------------------------------------------------------------

     Our reported results include the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents. These charges increased our reported first quarter 1999 operational and support expenses by $192 and reduced our reported net income by $118 when compared to first quarter 1998. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges, which are eliminated in the consolidated financial results of BellSouth Corporation.

     Key financial and operating data for first quarter of 1999 and 1998, adjusted to exclude the effect of the charges discussed above, are as follows:

                                      ----------------------- --------------
                                          First Quarter             %
                                      -----------------------
                                         1999        1998        Change
                                      ----------- ----------- --------------
Revenues                                 $ 4,323     $ 4,020            7.5
------------------------------------- ----------- ----------- --------------
Expenses                                 $ 2,910     $ 2,797            4.0
------------------------------------- ----------- ----------- --------------
Operating income                         $ 1,413     $ 1,223           15.5
------------------------------------- ----------- ----------- --------------
Net income                                 $ 801       $ 683           17.3
------------------------------------- ----------- ----------- --------------
EBITDA (a)                               $ 2,246     $ 2,049            9.6
------------------------------------- ----------- ----------- --------------
EBITDA margin                               52.0%       51.0%       +100bps
------------------------------------- ----------- ----------- --------------
Access line counts (000's):
------------------------------------- ----------- ----------- --------------
  Switched access lines                   24,361      23,548            3.5
------------------------------------- ----------- ----------- --------------
  Access line equivalents                 16,065      11,537           39.2
------------------------------------- ----------- ----------- --------------
    Total equivalent access lines         40,426      35,085           15.2
------------------------------------- ----------- ----------- --------------
Access minutes of use (millions)          26,825      25,082            6.9
------------------------------------- ----------- ----------- --------------
Digital and data revenues                   $535        $415           28.9
------------------------------------- ----------- ----------- --------------
Convenience feature revenues                $434        $357           21.6
------------------------------------- ----------- ----------- --------------

     (a) EBITDA represents income before net interest expense, income taxes, depreciation and amortization and other income, net. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because our management believes that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

--------------------------------------------------------------------------------
Overview
--------------------------------------------------------------------------------

     Our results reflect strong revenue growth, including a 28.9% growth in digital and data services revenues. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

     In addition, on January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The quarter-over-quarter impact of capitalizing software costs under the new standard was a benefit of $53 to first quarter 1999 net income.

-------------------------------------- ----------------------- -----------
                                           First Quarter           %
                                          1999        1998       Change
-------------------------------------- ----------- ----------- -----------

Operating revenues:
   Local service ................          $2,654      $2,414         9.9
   Network access ...............           1,191       1,151         3.5
   Long distance ................             150         175       (14.3)
   Other wireline................             328         280        17.1
-------------------------------------- ----------- ----------- -----------
     Total operating revenues ...          $4,323      $4,020         7.5
-------------------------------------- ----------- ----------- -----------


Operating Revenues

Local service
     The $240 increase in local service revenues is attributable to growth in access lines and strong demand for digital and data services and convenience features.

     We ended the first quarter with over 40 million total equivalent access lines, an increase of 15.2% over the prior year. Residential access lines increased 3.9% to 16,764,000 in first quarter 1999, driven by economic growth in our nine-state region as well as demand for additional residence lines for home office purposes, Internet access and children's phones. We added 385,000 second lines since last year, increasing the penetration rate to 16.6%. Business access lines, including data circuits, grew 25.2% propelled by expanding demand for our digital and data services. Switched business access lines grew 2.5% to 7,325,000 lines in service. This growth rate reflects the continued migration of new and existing business customers to high-capacity data lines.

     Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $77 or 21.6%. We continued to drive growth of convenience feature usage through our Complete Choice Package, a one-price bundled offering of over 20 features. Increased penetration of extended local area calling plans also increased revenues by approximately $44 over first quarter 1998.

Network access
     Network access revenues grew $40 in first quarter 1999 due largely to higher demand. Access minutes of use rose 6.9% to 26,825 million in first quarter 1999 from 25,082 million in first quarter 1998. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The growth rate in total minutes of use continues to be negatively impacted by competition and the migration of long distance carriers to categories of service (such as special access) that have a fixed charge and are excluded from minutes of use counts. Revenues from special access services grew approximately $34 as Internet service providers and high-capacity users increased their use of our network.

     These increases were largely offset by rate reductions related to the Federal Communications Commission's (FCC) productivity factor adjustment and access reform that decreased revenues by $38 compared to first quarter 1998.

Long distance
     The $25 decrease is primarily attributable to a regulatory ruling related to compensation we received from long distance carriers for interconnection to our public payphones. Also contributing to the decline in revenues was an 11.9% decrease in long distance message volumes since first quarter 1998. Partially offsetting these decreases were increased revenues from the provision of digital and data services and independent company settlements occurring in first quarter 1999.

     Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. Effective February 1999, we implemented 1+ dialing parity for all states in our region, which allows our customers to choose an intraLATA long distance carrier without having to dial a special access code. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline
     The $48 increase is attributable to higher revenues in first quarter 1999 from sales of customer premises equipment, revenues from our Internet access offering and interconnection revenues from wireless carriers. We ended the quarter with over 469,000 subscribers to our BellSouth.net (sm) service, an increase of 125% compared to first quarter 1998.


Operating Expenses

Operational and support expenses
     Operational and support expenses increased $106 (5.4%) for first quarter 1999 when compared to first quarter 1998. Adjusted for the impact of adopting the new rules on software capitalization, expenses increased $197 (10.0%).

     Increased labor costs, primarily in our customer service and network support functions, and other increased costs in the telephone operations associated with higher business volumes were the main contributors to the increase. Also contributing to the increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base.

     We anticipate making ADSL service available in 30 markets this year, with an addressable market of approximately 5.2 million access lines. We are currently deploying IFITL in nearly all newly built neighborhoods and some 200,000 homes in Atlanta and Miami.

Depreciation and amortization
     Depreciation and amortization expense was relatively flat compared to the prior year, increasing $7 or 0.8%. While gross depreciable plant increased by $2,614 or 5.4% over the prior year, the overall composite depreciation rate was slightly lower resulting in flat depreciation expense.


--------------------------------------------------------------------------------
Other Nonoperating Items
--------------------------------------------------------------------------------


-------------------------------------- ----------------------- -----------
                                           First Quarter           %
                                          1999        1998       Change
-------------------------------------- ----------- ----------- -----------

Interest Expense .................           $135        $133         1.5
Other Income, net ................              1           2         N/M
Provision for Income Taxes .......            478         409        16.9

-------------------------------------- ----------- ----------- -----------

Interest expense
     Higher interest expense in first quarter 1999 is attributable to higher average debt balances.

Provision for income taxes
     The provision for income taxes increased $69 due primarily to higher operating income during first quarter 1999. The effective income tax rate is the provision for income taxes as a percentage of income before taxes. The effective rate for first quarter 1999 was 37.4% compared to 37.5% in first quarter 1998 and is in line with our expected rate for 1999.

--------------------------------------------------------------------------------
Operating Environment and Trends of the Business
--------------------------------------------------------------------------------

Regulatory Developments

Reciprocal Compensation. See Note E to the consolidated financial statements.

South Carolina Supreme Court Decision. See Note F to the consolidated financial statements.


Year 2000 Readiness Disclosure

     You should note that the following discussion about the Year 2000 includes certain forward-looking statements that are subject to risks and uncertainties. Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

     o Our Year 2000 program is not complete; ongoing implementation and testing could reveal the need for additional unplanned remedial efforts;
     o Third party vendors and suppliers could fail to meet their stated objectives, timetables or cost estimates; and
     o Our timetable or cost estimates could be impacted by unforeseen shortages of skilled personnel.

     We have initiated a company-wide program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which we do business.

     Inability to reach substantial Year 2000 compliance in our systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of our customer billing, operating and other information systems and failure of certain date-sensitive equipment. These failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in our ability to bill our customers accurately and timely and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

     Our Year 2000 program is being conducted by a management team that is coordinating efforts of internal resources as well as third party providers and vendors in identifying and making necessary changes to our systems hardware, software and date-sensitive equipment. Some of the changes that are necessary in our operations are being made as a part of ongoing systems upgrades.

     Our Year 2000 program has been divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. We monitor our progress within these six phases based on the number of inventoried items that have been addressed. Management's target date for completion of all phases for most of our mission critical applications is July 1999. Mission critical applications include those that:

     o directly affect delivery of primary services to our customers;
     o directly affect our revenue recognition and collection;
     o would create noncompliance with any statutes or laws; and
     o would require significant costs to address in the event of noncompliance.

     We have identified three main areas of focus for our Year 2000 program: network components; information technology systems; and building and environmental systems. Each focus area includes the hardware, software, embedded chips, third party vendors and suppliers as well as third party networks that are associated with the identified systems. At March 31, 1999, the planning, inventory and impact analysis phases have been substantially completed and the conversion, testing and implementation phases are well under way. Our status for the conversion, testing and implementation phases is as follows:

Network components - 85% complete
     This focus area consists of the switches, transmission systems and associated software that comprise the core of our telephony systems. Outside suppliers provide all hardware and most software that comprise our networks; these components are being remediated by those third party suppliers. Either we, our vendors and/or industry groups such as the Telco Year 2000 Forum are performing testing of these components for compliance.

Information technology systems - 70% complete
     This focus area consists of those systems that primarily support "customer care" operations such as order taking and billing. The software for these systems was developed by both us and vendors and is being remediated and tested by both.

Building and environmental systems - 40% complete
     This focus area includes various products and systems that are not used in support of network or customer care functions. Building and environmental systems are primarily provided by third parties and include building operations, office equipment, utilities, etc.

     Buildings are not considered fully converted, tested and implemented until every environmental component within the building is complete. We have completed approximately 85% of our conversion and testing efforts for individual environmental components.

     Contingency plans. We have developed numerous continuity plans for conducting our business operations in the event of crises including system outages and natural disasters. We have chartered a Year 2000 Business Contingency Planning project to ensure that contingency plans are developed and tested, and support infrastructures are in place. This effort is not limited to the risks posed by the potential Year 2000 failures of our networks, internal information systems or infrastructures, but also includes the potential secondary impact on us of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Business impact assessments have been substantially completed, and the completion of contingency plan testing and sign-off is scheduled for third quarter 1999.

     Costs  of  project.  Some  of the  costs  associated  with  our  Year  2000 compliance efforts were incurred in 1997 and 1998. We will incur the remainder during 1999 and 2000. You should note that costs are not incurred equally over all phases of the project, but increase over time. We anticipate that the conversion and testing phases will require an increase in spending over the earlier phases of the project. At March 31, 1999, we have spent approximately $98 in external costs towards Year 2000 compliance. We estimate the total external cost of our compliance efforts will be between $200 and $250 over the life of the project. We intend to continually reassess the estimated costs and status of Year 2000 remediation efforts.

     Expected completion. We currently anticipate that most of our mission critical applications will be Year 2000 compliant by July 1999. However, unforeseen circumstances such as those discussed previously could affect our current assessments. As a result, we are unable to determine the impact that any system interruption would have on our results of operations, financial position and cash flows.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and adjusted to fair value each period. We will adopt SFAS No. 133 on January 1, 2000 and are currently assessing the impact that adoption will have on our results of operations and financial position.

--------------------------------------------------------------------------------
        Cautionary Language Concerning Forward-Looking Statements
--------------------------------------------------------------------------------

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Words such as "expect," "forecast," "intend," "plan," "will," "anticipates," "achieve," "initiatives" or similar expressions are intended to identify such forward-looking statements. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

     Factors that could affect future operating results and financial position and could cause actual results to differ materially from those expressed in the forward-looking statements are:

     o a change in economic conditions in markets where we operate or have material investments which would affect demand for our services;

     o the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

     o further delay in BellSouth Corporation's entry into the interLATA long distance market;

     o  higher  than   anticipated   start-up  costs  or  significant   up-front
investments associated with new business initiatives;

     o unanticipated higher capital spending from the deployment of new technologies;

     o unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection and unbundled network elements and resale rates; and

     o failure to satisfactorily identify and complete Year 2000 software and hardware revisions by us and entities with which we do business.

     These cautionary statements should not be construed as exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

--------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

    4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

    10a BellSouth Compensation Deferral Plan, as amended and restated effective September 28, 1998. (Exhibit 10z to BellSouth Corporation Form 10-Q for the quarter ended March 31, 1999, File No. 1-8607.)

    12  Computation of Ratio of Earnings to Fixed Charges.

    27  Financial Data Schedule as of March 31, 1999.


(b) Reports on Form 8-K:

      None.

                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BELLSOUTH TELECOMMUNICATIONS, INC.

                                       By    /s/               Isaiah Harris
                                                               ISAIAH HARRIS
                     Vice President, Chief Financial Officer and Comptroller
                                (Principal Financial and Accounting Officer)


May 10, 1999

                                                             EXHIBIT INDEX

     Exhibit
     Number

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule as of March 31, 1999.