Form 10-Q
period 1999-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1999-08-09
CIK 92088

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
                                   (Mark One)

                  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1999

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


Item                                                                Page
                                              Part I
1. Financial Statements
       Consolidated Statements of Income and Retained Earnings ...... 3
       Consolidated Balance Sheets .................................. 4
       Consolidated Statements of Cash Flows ........................ 5
       Notes to Consolidated Financial Statements ................... 6

2.  Management's Discussion and Analysis of Results of Operations ... 8

                                              Part II
6.  Exhibits and Reports on Form 8-K ................................14

 PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)
                              (Dollars In Millions)

                                           For the Three Months                    For the Six Months
                                              Ended June 30,                         Ended June 30,
                                         1999               1998                1999                1998
Operating Revenues:
   Local service ...................... $2,712             $2,502              $ 5,366            $ 4,916
   Network access .....................  1,187              1,160                2,378              2,311
   Long distance ......................    153                177                  303                352
   Other ..............................    374                297                  702                577
     Total Operating Revenues..........  4,426              4,136                8,749              8,156

Operating Expenses:
   Operational and support expenses ...  2,380              2,121                4,649              4,092
   Depreciation and amortization ......    850                836                1,683              1,662
     Total Operating Expenses .........  3,230              2,957                6,332              5,754

Operating Income ......................  1,196              1,179                2,417              2,402

Interest Expense ......................    133                144                  268                277
Other Income, net .....................     --                  2                    1                  4

Income Before Income Taxes ............  1,063              1,037                2,150              2,129
Provision for Income Taxes ............    401                393                  805                802

     Net Income ....................... $  662              $ 644              $ 1,345            $ 1,327

Retained Earnings:
  At beginning of period ..............$ 1,466            $ 1,270              $ 1,354            $ 1,140
  Add:  Net Income ....................    662                644                1,345              1,327
  Deduct:  Dividends Declared .........  (651)              (662)              (1,222)            (1,215)
  At end of period ....................$ 1,477            $ 1,252              $ 1,477            $ 1,252



  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                              June 30,             December 31,
                                                1999                   1998
                                             (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ..................      $  179               $  337
 Accounts receivable, net of allowance for
    uncollectibles of $70 and $75 ...........       2,887                2,952
 Material and supplies ......................         280                  248
 Other current assets .......................         181                  177
   Total Current Assets .....................       3,527                3,714

Investments and Advances ....................         318                  310

Property, Plant and Equipment ...............      51,827               50,248
Less: accumulated depreciation ..............      32,412               31,240
   Property, Plant and Equipment, net .......      19,415               19,008

Deferred Charges and Other Assets ...........       1,318                  884

Total Assets ................................    $ 24,578              $23,916

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Debt maturing within one year ..............     $ 2,196              $ 1,556
 Accounts payable ...........................       1,484                1,586
 Other current liabilities ..................       2,348                2,090
   Total Current Liabilities ................       6,028                5,232

Long-Term Debt ..............................       6,243                6,523

Noncurrent Liabilities:
 Deferred income taxes ......................       1,427                1,274
 Unamortized investment tax credits .........         147                  167
 Other noncurrent liabilities  ..............       1,823                1,945
   Total Noncurrent Liabilities .............       3,397                3,386

Shareholder's Equity:
 Common stock, one share, no par value ......       7,433                7,421
 Retained earnings ..........................       1,477                1,354

   Total Shareholder's Equity ...............       8,910                8,775

Total Liabilities and Shareholder's Equity ..     $24,578              $23,916


  The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                   For the Six Months Ended June 30,
                                                                        1999               1998
 Cash Flows from Operating Activities:
  Net income .......................................................... $1,345              $1,327
  Adjustments to net income:
      Depreciation and amortization ...................................  1,683               1,662
      Provision for uncollectibles ....................................     68                  68
      Deferred income taxes and unamortized investment tax credits ....    129                  22
  Net change in:
      Accounts receivable and other current assets ....................   (52)                  61
      Accounts payable and other current liabilities ..................    280                  18
      Deferred charges and other assets ...............................  (257)               (177)
      Other liabilities and deferred credits ..........................  (122)                (21)
  Other reconciling items, net ........................................     60                  50
      Net cash provided by operating activities .......................  3,134               3,010

 Cash Flows from Investing Activities:
  Capital expenditures ................................................(2,255)             (1,723)
  Other investing activities, net .....................................     6                  27

      Net cash used for investing activities ..........................(2,249)             (1,696)

 Cash Flows from Financing Activities:
  Net borrowings (repayments) of short-term debt ......................   313               (232)
  Proceeds from long-term debt.........................................    --                 994
  Repayments of long-term debt.........................................   (7)               (571)
  Advances from parent and affiliates .................................   224                 288
  Repayments of advances from parent and affiliates ...................  (215)               (289)
  Dividends paid to parent ............................................(1,358)             (1,202)
  Other financing activities, net......................................    --                  25
      Net cash used for financing activities ..........................(1,043)               (987)

 Net (Decrease) Increase in Cash and Cash Equivalents .................  (158)                 327
 Cash and Cash Equivalents at Beginning of Period .....................    337                  49
 Cash and Cash Equivalents at End of Period ........................... $  179               $ 376




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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K and previous quarterly report on Form 10-Q.

Certain amounts have been reclassified within the prior year's information to conform to the current year's presentation.

Note B - New Accounting Pronouncements

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard resulted in an increase in earnings as a result of the capitalization of costs that had previously been expensed. The 1999 year-to-date impact was an increase in income before income taxes of $217 and net income of $135. The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

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


Note D - Supplemental Cash Flow Information

                            For the Six Months
                              Ended June 30,
                           1999            1998
Cash Paid For:

   Income taxes .......... $ 304           $ 639
   Interest .............. $ 251           $ 266

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                                  (In Millions)


Note E - Contingencies

Following the enactment of the Telecommunications Act of 1996, we entered into interconnection agreements with various competitive local exchange carriers
(CLECs). These agreements provide for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs have claimed entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers (ISPs) served by the CLECs' networks. It is our position that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements. The courts and state regulatory commissions in our operating territory that have considered the matter to date, however, have ruled that such calls invoke the reciprocal compensation obligation.

In February 1999, the Federal Communications Commission (FCC) issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated further that it would not interfere with prior state commissions' decisions regarding this matter. Because previous state regulatory decisions were based upon a view that Internet access calls are "local" rather than interstate in nature, we have asked those regulators to revisit their prior interpretations. We have subsequently received unfavorable rulings in Florida and Alabama but have appealed these decisions. We believe that we have a good basis for our position. At June 30, 1999, our exposure related to these disputed claims was approximately $140, including accrued interest.

Other reciprocal compensation issues

In a related matter, we uncovered other service arrangements for which at least one CLEC is claiming terminating compensation of approximately $115 that we do not believe involves traffic under our interconnection agreement. We have filed a complaint with the state regulatory commission asking that agency to hold a hearing regarding this arrangement and to declare that we do not owe reciprocal compensation for these minutes of use. The CLEC has filed a complaint with the state regulatory commission asking it to order us to pay the amounts the CLEC claims it is owed. Hearings on this matter are scheduled for August 1999. We believe that we have a good basis for our position and, accordingly, no provision has been recorded for this claim in these financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                                  (In Millions)


Note F - South Carolina Regulatory Matters

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission (SCPSC) under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated the SCPSC's order approving this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the SCPSC's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the SCPSC. The election will become effective August 13, 1999.

The South Carolina Consumer Advocate has petitioned the SCPSC seeking review of the level of our earnings during the 1996-1998 period when we operated under the previously invalidated price regulation plan. We have filed a motion seeking to have that petition dismissed.

During the second quarter of 1999, we settled several other challenges to our earnings and rates in South Carolina. Under the terms of the settlement, we have reduced access charges and other services (principally convenience features) by an aggregate of $21 on an annual basis and will, as of January 2000, reduce certain business and residence rates by one dollar per line, per month to remain in effect for a minimum of five years.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATIONS
                              (Dollars in Millions)

For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K and previous quarterly report on Form 10-Q.
-------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------

Our reported results include the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents. These charges increased our reported second quarter and year-to-date 1999 operational and support expenses by $194 and $386, respectively, and reduced our reported net income by $119 and $237, respectively, when compared to the same 1998 periods. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges, which are eliminated in the consolidated financial results of our parent company, BellSouth Corporation.

Key financial and operating data for second quarter and year-to-date 1999 and 1998, adjusted to exclude the effect of the charges discussed above, are as follows:

                                   ----------------------- -------------- -- ------------------------- --------
                                       Second Quarter            %                 Year-to-Date            %
                                   -----------------------                   -------------------------
                                      1999        1998        Change             1999         1998      Change
                                    ----------- ----------- ----------- -- ------------- ----------- ------------

Revenues.                             $ 4,426     $ 4,136         7.0          $ 8,749     $ 8,156          7.3
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Expenses.                             $ 3,036     $ 2,957         2.7          $ 5,946     $ 5,754          3.3
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Operating income..                    $ 1,390     $ 1,179        17.9          $ 2,803     $ 2,402         16.7
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Net income........                      $ 781       $ 644        21.3          $ 1,582     $ 1,327         19.2
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
EBITDA... (a)                         $ 2,240     $ 2,015        11.2          $ 4,486     $ 4,064         10.4
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
EBITDA margin.....                      50.6%       48.7%     +190bps            51.3%       49.8%      +150bps
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Access line counts (000's):
  Switched access lines                24,370      23,660         3.0
  Access line equivalents(b)           16,925      12,346        37.1
    Total equivalent access lines      41,295      36,006        14.7
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Access minutes of use (millions)       27,627      26,240         5.3           54,452      51,322          6.1
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Digital and data services revenues      $ 592        $451        31.3          $ 1,127       $ 866         30.1
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------
Convenience feature revenues            $ 466        $390        19.5            $ 900       $ 747         20.5
---------------------------------------------- ----------- ----------- -- ------------- ----------- ------------

(a) EBITDA represents income before net interest expense, income taxes, depreciation and amortization and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income
     (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(b) Represents the approximate number of switched access lines that would be functionally equal to non-switched, high-capacity digital and data circuits in service.

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Our 1999 year-to-date results reflect strong revenue growth driven by growth in digital and data services revenues when compared to the first six months of 1998. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

In addition, on January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The year-to-date impact of capitalizing software costs under the new standard was a benefit of $135 to net income.
--------------------------------- ----------------------- -----------
                                       Year-to-Date           %
                                  -----------------------
                                     1999        1998       Change
--------------------------------- ----------- ----------- -----------

Operating revenues:
   Local service ................     $5,366      $4,916         9.2
   Network access ...............      2,378       2,311         2.9
   Long distance ................        303         352      (13.9)
   Other wireline................        702         577        21.7
--------------------------------- ----------- ----------- -----------
     Total operating revenues ...     $8,749      $8,156         7.3
--------------------------------- ----------- ----------- -----------


Operating Revenues

Local service
The $450 increase in local service revenues on a year-to-date comparative basis is attributable to growth in access lines and strong demand for digital and data services and convenience features.

We ended the second quarter with over 41 million total equivalent access lines, an increase of 14.7% since June 30, 1998. Residential access lines rose 3.7% to 16,782,000, driven by economic growth in our nine-state region as well as demand for additional residence lines for home office purposes, Internet access and children's phones. We added 363,000 second lines since June 30, 1998, extending the total to over 2.4 million lines and increasing the penetration rate to 17.0%. Business access lines, including both switched access lines and data circuits, grew 24.0% propelled by expanding demand for our digital and data services.

1999 year-to-date revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $153 or 20.5% when compared to the same 1998 period. We continued to drive growth of convenience feature usage through our Complete Choice Package, a one-price bundled offering of over 20 features.

Increased penetration of extended local area calling plans also increased revenues by approximately $92 compared to the first six months of 1998.

Network access
Network access revenues grew $67 for the first six months of 1999 when compared to the same 1998 periods, due largely to higher demand. Access minutes of use rose 6.1% to 54,452 million at June 30, 1999 from 51,322 million at June 30, 1998. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The February 1999 introduction of 1+ dialing parity for intraLATA long distance calls in all states in our wireline territory has also begun to contribute to growth in minutes.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity dedicated circuits which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $72 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from competitive local exchange carriers whose traffic completely bypasses our network.

Volume-related growth was largely offset by rate reductions related to the Federal Communications Commission's productivity factor adjustment and access reform that decreased revenues by $63 compared to the first six months of 1998.

Long distance
The decrease for the year-to-date period compared to the same 1998 period is primarily attributable to a decrease in long distance message volumes (14.2%). The year-to-date period also includes the impact of a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Partially offsetting these decreases were increased revenues from the provision of digital and data services and independent company settlements occurring in 1999.

Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. Effective February 1999, we implemented 1+ dialing parity for all states in our region, which allows customers to choose a competing intraLATA long distance carrier without having to dial a special access code. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline
The increase is attributable to higher revenues in the 1999 year-to-date period from sales of customer premises equipment, sales of unbundled network elements, revenues from our Internet access offering and interconnection revenues from wireless carriers. We ended the first six months of 1999 with over 565,000 subscribers to our BellSouth.net (sm) service, an increase of 125.1% compared to the same 1998 period. The higher revenues also represent increased business activity with other subsidiaries of our parent, BellSouth Corporation.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $171 or 4.2% for year-to-date 1999 when compared to year-to-date 1998. Adjusted for the impact of adopting the new rules on software capitalization, expenses increased $409 (10.0%).

Increased labor costs, primarily in customer service and network support functions, growth in reciprocal compensation expense, increased spending related to Year 2000 remediation and other increased costs in the telephone operations associated with higher business volumes were the primary drivers. Also contributing to the increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base.

We anticipate making ADSL service available in 30 markets this year, with an addressable market of approximately 6 million access lines. We are deploying IFITL in nearly all newly built neighborhoods and also expect to retrofit some 200,000 existing homes in Atlanta and Miami by the end of 1999.

Depreciation and amortization
Year-to-date depreciation and amortization expense was relatively flat compared to the same 1998 period, increasing $21 or 1.3%. While gross depreciable plant increased by $2,690 or 5.5% since June 30, 1998, the overall composite depreciation rate was slightly lower resulting in flat depreciation expense.


-------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------

                                     Year-to-Date           %
                                -----------------------
                                   1999        1998       Change
------------------------------- ----------- ----------- -----------

Interest Expense ..............       $268        $277       (3.2)
Other Income, net .............          1           4         N/M
Provision for Income Taxes ....        954         802        19.0

------------------------------- ----------- ----------- -----------

Provision for income taxes
The provision for income taxes increased $152 on a year-to-date comparative basis due primarily to higher operating income during the first six months of 1999 compared to the same 1998 period. The effective income tax rate for the six-month period ended June 30, 1999 was 37.4% compared to 37.7% for the six-month period ended June 30, 1998 and is in line with our expected rate for 1999.


-------------------------------------------------------------------------------
Operating Environment and Trends of the Business
-------------------------------------------------------------------------------

Regulatory Developments

Reciprocal Compensation. See Note E to the consolidated financial statements.

South Carolina Regulatory Matters. See Note F to the consolidated financial statements.

Year 2000 Readiness Disclosure

          You should note that the following discussion about the Year 2000 includes certain forward-looking statements that are subject to risks and uncertainties. Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

     o Remaining implementation and testing could reveal the need for additional unplanned remedial efforts and

     o Third-party vendors and suppliers could fail to meet their stated objectives, timetables or cost estimates.

          Inability to reach substantial Year 2000 compliance in our systems and integral third-party systems could result in interruption of telecommunications services, interruption or failure of our customer billing, operating and other information systems and failure of certain date-sensitive equipment. These failures could result in substantial claims by customers as well as loss of revenue due to service interruption, delays in our ability to bill our customers accurately and timely, and increased expenses associated with litigation, stabilization of operations following such failures or execution of contingency plans.

During 1997, we initiated a company-wide program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems and certain equipment to properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program is also designed to assess the readiness of other entities with which we do business.

As of July 1999, we have completed the majority of our Year 2000 conversions, tests and implementations. We have completed all the work on systems that make up our key business processes, and they have been tested in our labs in a Year 2000 environment. All of our landline central office switches have been remediated, tested and implemented into our production environment. We have also completed 100% of the upgrades and replacements to the equipment necessary for E9-1-1 services within our nine-state wireline region.

Our Year 2000 program is divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. Our progress within these phases is based on the number of inventoried items that have been addressed and covers those business processes that we consider "mission critical." Mission critical applications include those that:

o        directly affect delivery of primary services to our customers;

o        directly affect our revenue recognition and collection; and

o        would create noncompliance with any statutes or laws.

The three main areas of focus for our Year 2000 program are network components, information technology systems and building and environmental systems. Each focus area includes the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that are associated with the identified systems. We have completed the planning, inventory and impact analysis phases and our completion status for the remaining phases is as follows: Network components - 99%; Information technology systems - 95%; and Building and environmental systems - 99%.

We will continue to monitor and track the conversion, testing and implementation for all remaining mission-critical and non-mission-critical applications. Many of the applications scheduled to be completed after July 1999 are of low or no impact to our customers and/or internal business operations and were therefore specifically targeted for remediation after the more critical applications.

Contingency plans. We have developed numerous continuity plans for conducting our business operations in the event of crises, including system outages and natural disasters. We have chartered a Year 2000 Business Contingency Planning project to ensure that contingency plans are developed and tested and support infrastructures are in place. This effort is not limited to the risks posed by the potential Year 2000 failures of our networks, internal information systems or infrastructures, but also includes the potential secondary impact on us of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Business impact assessments have been substantially completed, and the completion of contingency plan testing and sign-off is scheduled for third quarter 1999.

Costs of project. Some of the costs associated with our Year 2000 compliance efforts were incurred in 1997 and 1998. We will incur the remainder during 1999 and 2000. At June 30, 1999, we have spent approximately $148 in external costs towards Year 2000 compliance. We estimate the total external costs of our compliance efforts will be approximately $225 over the life of the project.

Expected completion. We currently anticipate that the remaining applications will be Year 2000 compliant between September and December 1999. Unforeseen circumstances such as those discussed previously could affect our current assessments. As a result, we are unable to determine the impact that any system interruption would have on our results of operations, financial position and cash flows.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and adjusted to fair value each period. During June 1999, the FASB postponed the required adoption date until January 1, 2001. We plan to adopt SFAS No. 133 on January 1, 2001 and are currently assessing the impact that adoption will have on our results of operations and financial position.

-----------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
-----------------------------------------------------------------------

In addition to historical information, management's discussion and analysis contains forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

This list of cautionary statements is not exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

-------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
-------------------------------------------------------------------------------


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

     27   Financial Data Schedule as of June 30, 1999.



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


August 6, 1999

                               EXHIBIT INDEX

     Exhibit
     Number

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule as of June 30, 1999.