Form 10-Q
period 1999-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 1999-11-10
CIK 92088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


675 West Peachtree Street, N.E.,
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


Item                                                                 Page
                                     Part I
1. Financial Statements
       Consolidated Statements of Income and Retained Earnings .....  3
       Consolidated Balance Sheets .................................  4
       Consolidated Statements of Cash Flows .......................  5
       Notes to Consolidated Financial Statements ..................  6

2. Management's Discussion and Analysis of Results of Operations ...  8

                                     Part II
6.  Exhibits and Reports on Form 8-K ............................... 14

------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)
                              (Dollars In Millions)

                                           For the Three Months            For the Nine Months
                                           Ended September 30,             Ended September 30,
                                         1999                1998         1999                1998
Operating Revenues:
   Local service .....................  $2,747              $2,542       $ 8,113            $ 7,458
   Network access ....................   1,200               1,147         3,578              3,458
   Long distance .....................     158                 180           461                532
   Other .............................     376                 326         1,078                903
     Total Operating Revenues.........   4,481               4,195        13,230             12,351

Operating Expenses:
   Operational and support expenses ..   2,372               2,266         7,021              6,358
   Depreciation and amortization .....     868                 847         2,551              2,509
     Total Operating Expenses ........   3,240               3,113         9,572              8,867

Operating Income .....................   1,241               1,082         3,658              3,484

Interest Expense .....................     142                 132           410                409
Other Income (Expense), net ..........      17                 (2)            18                  2

Income Before Income Taxes ...........   1,116                 948         3,266              3,077
Provision for Income Taxes ...........     420                 322         1,225              1,124

     Net Income ......................    $696                $626       $ 2,041            $ 1,953

Retained Earnings:
  At beginning of period ............. $ 1,477             $ 1,252       $ 1,354            $ 1,140
  Add:  Net Income ...................     696                 626         2,041              1,953
  Deduct:  Dividends Declared ........   (626)                (567)       (1,848)            (1,782)
  At end of period ................... $ 1,547             $ 1,311       $ 1,547            $ 1,311



              The accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                September 30,       December 31,
                                                    1999                1998
                                                 (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ....................  $  135               $  337
 Accounts receivable, net of allowance
  for uncollectibles of $80 and $75 ...........   3,075                2,952
 Material and supplies ........................     242                  248
 Other current assets .........................     173                  177
   Total Current Assets .......................   3,625                3,714

Investments and Advances ......................     317                  310

Property, Plant and Equipment .................  52,208               50,248
Less: accumulated depreciation ................  32,613               31,240
   Property, Plant and Equipment, net .........  19,595               19,008

Deferred Charges and Other Assets .............   1,638                  884

Total Assets ..................................$ 25,175              $23,916

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Debt maturing within one year ................ $ 2,541              $ 1,556
 Accounts payable .............................   1,516                1,586
 Other current liabilities ....................   2,573                2,090
   Total Current Liabilities ..................   6,630                5,232

Long-Term Debt ................................   6,145                6,523

Noncurrent Liabilities:
 Deferred income taxes ........................   1,468                1,274
 Unamortized investment tax credits ...........     137                  167
 Other noncurrent liabilities  ................   1,858                1,945
   Total Noncurrent Liabilities ...............   3,463                3,386

Shareholder's Equity:
 Common stock, one share, no par value ........   7,390                7,421
 Retained earnings ............................   1,547                1,354
   Total Shareholder's Equity .................   8,937                8,775

Total Liabilities and Shareholder's Equity ....$ 25,175              $23,916


              The accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                         1999               1998
Cash Flows from Operating Activities:
  Net income ......................................................... $2,041              $1,953
  Adjustments to net income:
      Depreciation and amortization ..................................  2,551               2,509
      Provision for uncollectibles ...................................    110                 101
      Deferred income taxes and unamortized investment tax credits ...    161                  39
  Net change in:
      Accounts receivable and other current assets ...................  (260)               (151)
      Accounts payable and other current liabilities .................    502                 416
      Deferred charges and other assets ..............................  (429)               (228)
      Other liabilities and deferred credits .........................  (167)                (34)
  Other reconciling items, net .......................................     83                 77
      Net cash provided by operating activities ......................  4,592               4,682

 Cash Flows from Investing Activities:
  Capital expenditures ...............................................(3,468)             (2,593)
  Other investing activities, net ....................................    39                  26
      Net cash used for investing activities .........................(3,429)             (2,567)

 Cash Flows from Financing Activities:
  Net borrowings (repayments) of short-term debt .....................    521               (646)
  Proceeds from long-term debt........................................      -               1,000
  Repayments of long-term debt........................................    (8)               (560)
  Advances from parent and affiliates ................................    539                 462
  Repayments of advances from parent and affiliates ..................  (517)               (465)
  Dividends paid to parent ...........................................(1,921)             (1,825)
  Other financing activities, net.....................................     21                 25
      Net cash used for financing activities .........................(1,365)             (2,009)

 Net (Decrease) Increase in Cash and Cash Equivalents ................  (202)                 106
 Cash and Cash Equivalents at Beginning of Period ....................   337                   49
 Cash and Cash Equivalents at End of Period ..........................$  135                $ 155




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

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In Millions)

Note A - Preparation of Interim Financial Statements

In this report, BellSouth Telecommunications, Inc. and its subsidiaries are referred to as "we" or "BST".

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

Certain amounts within the prior year's information have been reclassified to conform to the current year's presentation.

Note B - New Accounting Pronouncements

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The 1999 year-to-date impact was an increase in income before income taxes of $319 and net income of $199. The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

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



Note D - Supplemental Cash Flow Information

                                                    For the Nine Months
                                                    Ended September 30,
                                                    1999            1998
Cash Paid For:

   Income taxes .................................. $ 695          $ 1,002
   Interest ...................................... $ 353            $ 357

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

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in our operating territory that have considered the matter, however, have generally ruled that such calls invoke the reciprocal compensation obligation. We continue to believe that we have a good legal basis for our position. At September 30, 1999, our exposure related to these disputed claims was approximately $210, including accrued interest.

Other reciprocal compensation issues

In a related matter, at least one CLEC is claiming terminating compensation of approximately $140 for service arrangements that we do not believe involves traffic under our interconnection agreement. We have filed a complaint with the state regulatory commission asking that agency to declare that we do not owe reciprocal compensation for these arrangements. The CLEC has filed a complaint with the state regulatory commission asking it to order us to pay the disputed amounts. Hearings on this matter were held in August 1999 and a decision is pending. We believe that we have a good legal basis for our position and, accordingly, no provision has been recorded for this claim in these financial statements.

Note F - South Carolina Regulatory Matters

Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999.

The South Carolina Consumer Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission granted our motion to dismiss the petition on November 4, 1999.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATIONS
                              (Dollars in Millions)

For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K and previous quarterly reports on Form 10-Q.

------------------------------------------------------------------------------
Results of Operations
------------------------------------------------------------------------------

Our reported results include the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents. When compared to the same 1998 periods, these charges increased our reported year-to-date 1999 operational and support expenses by $520, and reduced our reported net income by $317. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges, which are eliminated in the consolidated financial results of our parent company, BellSouth Corporation.

Key financial and operating data for third quarter and year-to-date 1999 and 1998, adjusted to exclude the effect of the charges discussed above, are as follows:


                                          Third Quarter             %           Year-to-Date              %
                                      -----------------------              -----------------------
                                         1999        1998        Change       1999         1998        Change
                                      ----------- ----------- ------------ ----------- ----------- ------------
Revenues                                  $4,481     $ 4,195       6.8       $13,230   $ 12,351          7.1
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Expenses                                  $3,043     $ 3,050     (0.2)        $8,989    $ 8,804          2.1
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Operating income                          $1,438     $ 1,145      25.6        $4,241    $ 3,547         19.6
------------------------------------- ----------- ----------- ------------
Net income                                 $ 817       $ 667      22.5        $2,399    $ 1,994         20.3
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
EBITDA    (a)                             $2,306     $ 1,992      15.8        $6,792     $6,056         12.2
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
EBITDA margin                              51.5%       47.5%   +400bps         51.3%      49.0%      +230bps
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Access line counts (000's):
------------------------------------- ----------- ----------- ------------
  Switched access lines                   24,440      23,869       2.4
------------------------------------- ----------- ----------- ------------
  Access line equivalents(b)              18,349      13,470      36.2
------------------------------------- ----------- ----------- ------------
    Total equivalent access lines         42,789      37,339      14.6
------------------------------------- ----------- ----------- ------------
Access minutes of use (millions)          27,858      26,438       5.4        82,310     77,760       5.9
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Digital and data services revenues          $667        $519      28.5        $1,919     $1,447      32.6
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Convenience feature revenues                $481        $428      12.4        $1,381     $1,175      17.5
------------------------------------- ----------- ----------- ------------ ----------- ----------- ------------

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

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Our 1999 year-to-date results reflect strong revenue growth driven by growth in digital and data services revenues when compared to the first nine months of 1998. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

In addition, on January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The year-to-date impact of capitalizing software costs under the new standard was a benefit of $199 to net income.


Operating Revenues

                                         Year-to-Date
                                    -------------------------      %
                                         1999         1998      Change
----------------------------------- ------------ ------------ ----------

Operating revenues:
   Local service ..................      $8,113       $7,458        8.8
   Network access .................       3,578        3,458        3.5
   Long distance ..................         461          532     (13.3)
   Other wireline..................       1,078          903       19.4
----------------------------------- ------------ ------------ ----------
     Total operating revenues .....     $13,230      $12,351        7.1
----------------------------------- ------------ ------------ ----------

Local service
The $655 increase in local service revenues on a year-to-date comparative basis is attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the third quarter with over 42 million total equivalent access lines, an increase of 14.6% since September 30, 1998. Residential access lines rose 3.4% to 16,889,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines for home office purposes, Internet access and children's phones. We added 329,000 secondary residence lines since September 30, 1998, extending the total to almost 2.5 million lines and increasing the penetration rate to 17.3%. Business access lines, including both switched access lines and data circuits, grew 23.6% propelled by expanding demand for our digital and data services. Switched business access line growth was flat reflecting continued migration of new and existing business customers to high-capacity data lines.

1999 year-to-date revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $206 (17.5%) when compared to the same 1998 period. We continued to drive growth of convenience feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $139 compared to the first nine months of 1998. Also contributing to the increase in revenues for the year-to-date period were net rate impacts of $115, which were primarily attributable to sharing accruals recorded in the prior periods. The growth in local service revenues for the 1999 periods was partially offset by declines in revenues from our public payphone subsidiary.

Network access
Network access revenues grew $120 for the first nine months of 1999 when compared to the same 1998 period, due largely to higher demand. Access minutes of use rose 5.9% to 82,310 million at September 30, 1999 from 77,760 million at September 30, 1998. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The February 1999 introduction of 1+ dialing parity for intraLATA long distance calls in all states in our wireline territory is also contributing to growth in minutes.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity dedicated circuits which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $107 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $103 compared to the first nine months of 1998. Rate reductions related to the FCC's productivity factor adjustment and access reforms were partially offset by recoveries of local number portability costs.

Long distance
The decrease for the year-to-date period compared to the same 1998 period is primarily attributable to a decrease in long distance message volumes (16.0%). The decrease in the year-to-date period also includes the impact of a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Partially offsetting these decreases were increased revenues from the provision of digital and data services and independent company settlements occurring in 1999.

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

Other wireline
The increase is attributable to higher revenues in the 1999 year-to-date period from sales of customer premises equipment, resale of paging products and services, sales of unbundled network elements, revenues from our Internet access offering and interconnection revenues from wireless carriers. At September 30, 1999 we had 626,000 subscribers to our BellSouth.net (sm) service, an increase of 107% compared to the same 1998 period. The higher revenues also represent increased business activity with other subsidiaries of our parent, BellSouth Corporation.

Operating Expenses

Operational and support expenses
Operational and support expenses increased $143 (2.3%) for year-to-date 1999 when compared to year-to-date 1998. Adjusted for the impact of adopting the new rules on software capitalization, expenses increased $506 (8.0%).

For the year-to-date period, the increase was driven by higher labor costs, primarily in customer service and network support functions, increased spending related to Year 2000 remediation, growth in reciprocal compensation expense and other increased costs in the telephone operations associated with higher business volumes.

Also contributing to the increase for the year-to-date period were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line
(ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base.

We anticipate making ADSL service available in 30 markets this year, with an addressable market of approximately 6 million access lines. We are deploying IFITL in nearly all newly built neighborhoods and also expect to retrofit some 200,000 existing homes in Atlanta and Miami by the end of 1999.

Depreciation and amortization
Year-to-date depreciation and amortization expense increased $42 (1.7%). The increase is primarily attributable to amortization of capitalized internally developed software. While gross depreciable plant increased by $2,537 (5.1%) since September 30, 1998, the overall composite depreciation rate was slightly lower resulting in flat depreciation expense.

-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------


                                    Year-to-Date           %
                               -----------------------
                                  1999        1998       Change
------------------------------ ----------- ----------- -----------

Interest Expense ............        $410        $409         N/M
Other Income, net ...........          18           2         N/M
Provision for Income Taxes ..       1,450       1,146        26.5

------------------------------ ----------- ----------- -----------

Provision for income taxes
The provision for income taxes increased $304 on a year-to-date comparative basis due primarily to higher operating income during the first nine months of 1999 compared to the same 1998 period. The effective income tax rate for the nine-month period ended September 30, 1999 was 37.5% compared to 36.5% for the nine-month period ended September 30, 1998 and is in line with our expected rate for 1999.



------------------------------------------------------------------------------
Operating Environment and Trends of the Business
------------------------------------------------------------------------------

Regulatory Developments

FCC order on Unbundled Network Elements
In 1996, the FCC issued an order adopting rules governing interconnection and related matters. In 1999 the U.S. Supreme Court remanded aspects of the rules to the FCC for further consideration of the requirements in the Telecommunications Act of 1996; those requirements specify that access to certain network elements can be required only when necessary or when the failure to provide access would impair the ability of the requesting carrier to provide services. On remand from the Supreme Court, the FCC issued an order on November 5, 1999 adopting a revised list of network elements that incumbent local exchange carriers (ILECs) such as ourselves must make available to competitors.

The FCC's list, together with its regulations prohibiting ILECs from separating currently combined elements, means that ILECs will be required to provide certain combinations of network elements that competitors may substitute for certain higher priced ILEC services. This substitution may lead to further increases in competition for certain local exchange access services. The FCC determined that it would not apply these new rules to allow the substitution of certain network elements for special access services, and announced that it will conduct a further inquiry into the use of network element combinations to provide special access services.

The FCC's revised list does not, however, require ILECs to make network elements used to provide advanced data services available to competitors, except in very limited circumstances. This outcome removes a disincentive to ILEC investment in these rapidly expanding services.

FCC Announcement on Universal Service
On October 21, 1999 the FCC announced a new universal service mechanism for non-rural carriers serving high-cost areas to ensure that customers in those areas receive telephone service at affordable rates. We expect to receive support for service to residents in Alabama, Kentucky and Mississippi. Although the FCC has not yet issued the formal order and thus the details are not known, we do not believe the net financial effect of the new arrangement will be material.

Reciprocal Compensation. See Note E to the consolidated financial statements.

South Carolina Regulatory Matters. See Note F to the consolidated financial statements.

Year 2000 Readiness Disclosure

      You should note that the following discussion about the Year 2000 includes certain forward-looking statements that are subject to risks and uncertainties. Factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

     * Remaining implementation and testing could reveal the need for additional unplanned remedial efforts and

     * Third-party vendors and suppliers could fail to meet their stated objectives, timetables or cost estimates.

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

Our Year 2000 program is divided into six phases: planning; inventory; impact analysis; conversion; testing; and implementation. Our progress within these phases is based on the number of inventoried items that have been addressed and covers those business processes that we consider "mission critical". Mission critical applications include those that:

     *    directly affect delivery of primary services to our customers;

     *    directly affect our revenue recognition and collection; and

     *    would create noncompliance with any statutes or laws.

The three main areas of focus for our Year 2000 program are network components, information technology systems and building and environmental systems. Each focus area includes the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that are associated with the identified systems.

As of September 1999, we have substantially completed the majority of our Year 2000 conversions, tests and implementations. We have completed all the work on systems that make up our key business processes, and they have been tested in our labs in a Year 2000 environment. All of our landline central office switches have been remediated, tested and implemented into our production environment. We have also completed 100% of the upgrades and replacements to the equipment necessary for E9-1-1 services within our nine-state wireline region. The applications scheduled to be completed after September 1999 are of low or no impact to our customers and/or internal business operations and were therefore specifically targeted for remediation after the more critical applications.

Contingency plans. We have developed numerous continuity plans for conducting our business operations in the event of crises, including system outages and natural disasters. We have chartered a Year 2000 Business Contingency Planning project to ensure that contingency plans are developed and tested and support infrastructures are in place. This effort is not limited to the risks posed by the potential Year 2000 failures of our networks, internal information systems or infrastructures, but also includes the potential secondary impact on us of Year 2000 failures, including potential systems failures of third parties. During third quarter 1999, contingency plans were completed and tested.

Costs of project. Some of the costs associated with our Year 2000 compliance efforts were incurred in 1997 and 1998. We will incur the remainder during 1999 and 2000. At September 30, 1999, we have spent approximately $175 in external costs towards Year 2000 compliance. We estimate the total external costs of our compliance efforts will be approximately $210 over the life of the project.

Expected completion. We currently anticipate that the remaining applications will be Year 2000 compliant in fourth quarter 1999. Unforeseen circumstances such as those discussed previously could affect our current assessments. As a result, we are unable to determine the impact that any system interruption would have on our results of operations, financial position and cash flows.

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


-------------------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
-------------------------------------------------------------------------------

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

Factors that could affect future operating results and financial position and could cause actual results to differ materially from those expressed in the forward-looking statements are:

     * a change in economic conditions in markets where we operate or have material investments which would affect demand for our services;

     * the intensity of competitive activity and its resulting impact on pricing strategies and new product offerings;

     * further delay in BellSouth Corporation's entry into the interLATA long distance market;

     *    higher  than  anticipated   start-up  costs  or  significant  up-front
          investments associated with new business initiatives;

     * unanticipated higher capital spending from the deployment of new technologies;

     * unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection and unbundled network elements and resale rates; and

     * failure to satisfactorily identify and complete Year 2000 software and hardware revisions by us and third parties.

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

-------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
-------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number

     4a No instrument which defines the rights of holders of our long- and intermediate-term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, we agree to furnish a copy of any such instrument to the SEC upon request.

     12           Computation of Ratio of Earnings to Fixed Charges.

     27           Financial Data Schedule as of September 30, 1999.



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


November 9, 1999

                                  EXHIBIT INDEX

     Exhibit
     Number

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule as of September 30, 1999.