Form 10-K
period 1999-12-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 2000-03-02
CIK 92088

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-1049

BELLSOUTH TELECOMMUNICATIONS, INC.

A GEORGIA CORPORATION	I.R.S. EMPLOYER NO. 58-0436120

675 WEST PEACHTREE STREET, N. E., ROOM 20M77,
ATLANTA, GEORGIA 30375
TELEPHONE NUMBER 404 529-8611

SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

SEE ATTACHMENT.	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE.

AT FEBRUARY 1, 2000 ONE SHARE OF COMMON STOCK WAS OUTSTANDING.

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF BELLSOUTH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

DOCUMENTS INCORPORATED BY REFERENCE:
None.

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

PART I

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements regarding events and financial trends that may affect our future operating results, financial position and cash flows. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in markets where we operate or have material investments which would affect demand for our services;
  •
  the intensity of competitive activity and its resulting impact on pricing strategies and product offerings;
  •
  protracted delay in BellSouth Corporation's entry into the interLATA long distance market;
  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies; and
  •
  unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection, unbundled network elements and resale rates.

This list of cautionary statements is not exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation, and we do not intend, to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

BUSINESS

GENERAL

In this document, BellSouth Telecommunications, Inc. and its consolidated subsidiaries are referred to as "we" or "BST".

We are a corporation wholly-owned by BellSouth Corporation (BellSouth). We provide predominantly tariffed wireline telecommunications services to substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Our principal executive offices are located at 675 West Peachtree Street, N.E., Atlanta, Georgia 30375 (telephone number 404 529-8611).

BellSouth was incorporated and became a publicly traded company in December 1983 as a result of the breakup of The Bell System. The breakup also created several other local exchange companies, which are referred to as "Baby Bells" in this document. From 1983 through 1996, the services which BellSouth and the other Baby Bells could offer were governed by the settlement terms of the antitrust suit which led to the breakup of The Bell System. Under the terms of that settlement, BellSouth could provide local exchange, network access, information access and long distance telecommunications services within assigned geographical territories, termed "Local Access and Transport Areas" (LATAs). Although prohibited from providing wireline service between LATAs, BellSouth was allowed to provide network access services that linked our customers' telephone or other equipment in one of our LATAs to the transmission facilities of other, nonaffiliated carriers, which provided telecommunications services between LATAs.

The Telecommunications Act of 1996 (the 1996 Act) superseded the governing terms of the 1983 settlement and provides for the development of competition in local telecommunications markets and the conditions under which the Baby Bells such as BellSouth can provide interLATA wireline telecommunications and other services. BellSouth's ability to enter businesses previously proscribed to it by the terms of the 1983 settlement is, however, generally subject to compliance with the regulations of the 1996 Act and the Federal Communications Commission (FCC).

We are subject to increasing competition in all areas of our business. Regulatory, legislative and judicial actions and technological developments have expanded the types of available services and products and the number of companies that may offer them. Increasingly, this competition is from large companies and joint ventures that have substantial capital, technological and marketing resources and are subject to less regulatory constraints.

We have developed several strategies that govern our business decisions in the increasingly competitive telecommunications industry. Among them, we will strengthen our leadership position throughout our nine-state wireline service territory by (a) enhancing and building our brand strength and distribution channels; (b) seeking approval to provide wireline long distance and video services directly or through affiliates; (c) controlling costs; and (d) developing and enhancing joint marketing efforts with BellSouth's domestic wireless business.

We market our services and products under the BellSouth brand name to give them a clear, consistent identity in the marketplace. BellSouth believes that its brand name is widely recognized and held in high esteem by its customers. A primary marketing strategy is to enhance the recognition and reputation of this brand throughout our service territory by jointly marketing our services and products with special attention to each customer base. BellSouth's goal is for its brand name to be synonymous with quality service and state-of-the-art technology. BellSouth advertises in the various media in its territory, in connection with major events, such as the Super Bowl, PGA tournaments, Atlanta Braves baseball games and NASCAR events, and through its affiliation with several professional and collegiate sports organizations, which offer BellSouth a broad platform to showcase its services and products.

BUSINESS OPERATIONS

GENERAL

We are the predominant telephone service provider in the nine-state region comprising the southeastern US. We provide wireline communications services, including local exchange, network access and intraLATA long distance services. These operations generated 93% of our total operating revenues for 1999 and 94% for 1998 and 1997. Total equivalent access lines, which include traditional switched access lines as well as digital and data transmission lines, increased 15.7% over the prior year to 44,852,000 at December 31, 1999. This growth is attributable to increasing demand for high-capacity digital and data services, continued economic expansion in the region and secondary access lines ordered by existing customers.

While we provide telephone service to the majority of the metropolitan areas in the southeastern US, there are many localities and some sizable geographic areas within the region that are served by nonaffiliated telephone providers. In addition, we are facing increasing competition for local and intraLATA business customers, and to a lesser extent, residential customers, within our territory from both wireless and competing wireline telephone companies and cable television operators.

We have organized our marketing efforts to parallel our four major customer bases: consumer, small business, large business and interconnection services.

  •
  Consumer. This group serves the largest segment of the market within our region, the residential customer. While traditional telephone service remains the core of this market, customer demands are rapidly broadening to include an expanded range of services, from convenience features such as Caller ID, Call Forwarding and Voice Mail, to additional lines, dial-up access to the Internet, high-speed connectivity through digital subscriber lines and video services.
  •
  Small Business. Our small business services group focuses on providing advanced voice, data and networking solutions to small and medium-sized businesses. We offer a full complement of voice and enhanced services to this target market as well as specific solutions for meeting the increasing demand for Internet and other data services.
  •
  Large Business. Our BellSouth Business Systems group provides a full range of highly specialized services and products to large and complex business customers. In addition to telephone lines, product and service offerings to these customers include Internet access, private networks, high-speed data transmission, conferencing and industry-specific communications configurations. We are also meeting big business' electronic commerce requirements with products and services such as frame relay services, web hosting and Internet/intranet connectivity.
  •
  Interconnection Services. This unit markets interconnection to our network and other related wholesale services to our competitors in the retail markets. The unit markets to both affiliated and nonaffiliated customers in six carrier markets: wireless service providers, competitive local exchange carriers (CLECs), competitive switched and special access providers, long distance carriers, information service providers and public payphone service providers. Other services provided to these carriers include voice, data and video transmission, as well as advanced products, transport, interconnection and vertical services.

Customers in all the above categories are increasingly demanding bundled offerings of two or more of our service offerings, and we offer a wide array of communications services consisting of combinations and prices responsive to our customers' needs.

LOCAL SERVICE

Local service revenues accounted for approximately 63% of our total operating revenues for 1999, 61% for 1998 and 60% for 1997. Local service operations provide lines from telephone exchange offices to customers' premises for the origination and termination of telecommunications, including the following:

  •
  basic dial-tone local telephone service provided through the regular switched network;
  •
  dedicated private line facilities for voice and special services, such as transport of data and video;
  •
  switching services for customers' internal communications through our facilities;
  •
  services for data transport that include managing and configuring special service networks; and
  •
  dedicated low- or high-capacity public or private digital networks.

We also offer various convenience features, such as Caller ID, Call Waiting, Call Return and 3-Way Calling, on a monthly subscription or per-use basis. Additional local service revenues are derived from charges for inside wire maintenance contracts, voice messaging service, information and directory assistance and public payphone services.

NETWORK ACCESS

We provide network access and interconnection services by connecting the equipment and facilities of our subscribers with the communications networks of long distance carriers, CLECs, competitive switched and special access providers, and wireless providers. These connections are provided by linking these carriers and subscribers through either our public switched network or dedicated private lines furnished by us.

Network access charges, which are payable by long distance carriers, CLECs, wireless providers and end-user subscribers, provided approximately 27% of our total operating revenues for 1999, 28% for 1998 and 29% for 1997. Historically, network access charges paid by long distance carriers have been structured so that they subsidize the cost of providing local residential service to rural and other high-cost areas. In recent years, however, the FCC has modified this structure significantly to reduce the subsidy. (See "Regulation—Network Access.")

LONG DISTANCE

IntraLATA long distance services provided approximately 3% of our total operating revenues for 1999, 4% for 1998 and 5% for 1997. These services include the following: service beyond the local calling area; Wide Area Telecommunications Service (WATS or 800 services) for customers with highly concentrated demand; and special services, such as transport of data and video. In recent years, these revenues have decreased as competition for such customers has intensified and as more customers have subscribed to wider local area calling plans. Long distance revenues from intraLATA calls are expected to continue to decline.

DIGITAL AND DATA

A key driver in our growth in local service and network access revenues is the provision of digital and data services to all of our customer groups. Revenues from these services were $2.7 billion for 1999, $2.0 billion for 1998 and $1.4 billion for 1997, and, depending on the type of service provided, are recorded as local, access, long distance or other revenues. These services and products are provided primarily over non-switched access lines that typically have significantly greater capacity per line than a traditional switched access line. These lines are well suited for high-capacity applications that previously could not be provided over traditional switched access lines. Uses of these lines include bulk data transmission, video conferencing, automated teller machines, check/credit card authentication, multimedia and interconnection with wireless networks.

We believe that the data telecommunications business will eventually become substantially larger than the traditional voice telephony market, and that we must significantly expand our operations in the data communications market. Data communications provided over wireline facilities, however, are generally subject to the same laws and regulations as fixed line voice communications.

We have continuously updated our network with new advances in digital technology. Our deployment of ATM (asynchronous transfer mode) based broadband services and existing fiber-to-the-curb (FTTC) systems enables us to provide high-speed Internet access and entertainment services. ATM technology is a packet-switched technology using ATM switches and fiber optics to simultaneously transport voice, data, imaging and video data. We have deployed nearly 400 Frame Relay and ATM switches throughout the region.

Since 1995, fiber optics has been our technology of choice for servicing new housing developments. Currently, 95 percent of our customers in our top 30 markets and 85 percent of all customers are within 12,000 feet of fiber. Nearly 500,000 homes are now served by FTTC systems. Of these, some 200,000 will have access to high-speed Internet and entertainment services provided by an integrated fiber-in-the-loop architecture (IFITL), which we began deploying in Atlanta and South Florida during 1999. Integrated fiber also enables the delivery of 70 channels of analog TV and 160 channels of digital entertainment in Atlanta and South Florida.

We have deployed ADSL (asymmetrical digital subscriber line) which provides Internet access speeds up to 1.5 Mbps (Megabits per second), 30 times faster than today's fastest dial-up modems. We offer ADSL in 31 markets and ended 1999 with 30,000 customers. Access is currently available to over 7 million access lines and we plan to increase this to 11.5 million by the end of 2000. In January 2000, we began offering a self-install kit for ADSL in seven cities and announced a partnership with Darwin Networks to expand ADSL offerings to additional areas in the southeastern US.

OTHER

Other revenues accounted for approximately 7% of our total operating revenues for 1999, 7% for 1998 and 6% for 1997. Other revenues are comprised primarily of billing and collection services for long distance carriers, customer premises equipment sales and maintenance services, provision of unbundled network elements to competitors, enhanced consumer white pages listings, and interconnection charges to wireless carriers.

Other also includes our offering of BellSouth.net's dial-up and dedicated Internet and intranet connections to consumers and businesses. This service is deployed on local Internet Protocol (IP) networks across the southeastern US. Customers are provided with a variety of public-switched and dedicated IP networking capabilities to meet their data communications, electronic commerce, web design and hosting and customer network management needs. BellSouth provided Internet services to approximately 680,000 customers at December 31, 1999. We expect continued strong growth associated with our alliance with MyWay.com, and Internet portal operated by CMGI.

REGULATION

LOCAL SERVICE

We are subject to regulation of our local services by a state authority in each state where we provide intrastate telecommunications services. Such regulation covers prices, services, competition and other issues.

Traditionally, our rates were set at levels that were anticipated to generate revenues sufficient to cover allowed expenses and to provide an opportunity to earn a fair rate of return on capital investment. Such a regulatory structure, generally known as rate of return regulation, was acceptable in a less competitive era. However, the regulatory processes have changed in response to the increasingly competitive telecommunications environment.

Under the first generation of alternative regulation, generally known as incentive regulation, economic incentives were provided to lower costs and increase productivity through the potential availability of "shared" earnings over a benchmark rate of return. Generally, when levels above targeted returns were reached, earnings were "shared" by providing refunds or price reductions to customers.

Under the next generation of alternative regulation, generally known as price regulation, the state regulatory commissions or state legislatures established maximum prices that could be charged for certain telecommunications services. While such plans limit the amount of increases in prices for specified services, they enhance BST's ability to adjust prices and service options to respond more effectively to changing market conditions and competition and provide an opportunity to benefit more fully from productivity enhancements. The majority of these plans have price cap provisions in effect on basic local exchange services during the early years with provisions for inflation-based price increases in later years.

While some plans are not subject to either review or renewal, other plans contain specified termination dates and/or review periods. The plans in Kentucky, Louisiana and Mississippi were reviewed in 1999. In Kentucky, the review resulted in our proposing certain changes to the existing plan that remain under consideration by the Commission. In Louisiana, the existing plan was extended and the cap on interconnection services was extended from 3 to 5 years. In Mississippi, the review did not result in any changes to the existing plan. We expect that the plan in North Carolina will be reviewed prior to June 2002. Upon review or renewal, a regulatory commission could require substantial modifications to prices and other terms of these plans.

NETWORK ACCESS

The FCC regulates rates and other aspects of interstate network access services through its price cap and access charge rules. State regulatory commissions have jurisdiction over the provision of network access to the long distance carriers to complete intrastate telecommunications.

Historically, network access charges paid by long distance carriers have been set at levels that subsidize the cost of providing local residential service. The 1996 Act requires that the FCC identify the local service subsidy implicitly provided by such network access charges, provide for the removal of such subsidy from network access rates, arrange for a Universal Service Fund to ensure the continuation of service to high-cost, low-income service areas, and develop the arrangements for payments into that fund by all carriers.

Price Caps

The FCC's price cap plan limits aggregate price changes to the rate of inflation minus a productivity offset, plus or minus other cost changes recognized by the FCC. In May 1997, the FCC adopted orders regarding revisions to the price cap plan, access charge reform and the establishment of the Universal Service Fund. The orders on the price cap plan and access charge reform resulted in access rate reductions related to per-minute-of-use charges and increases to per-line charges. We have been pricing our services based on a 6.5% productivity factor, which means that price increases could only occur to the extent that the Gross Domestic Product Price Index of the US (the Index) increased by greater than 6.5% over an annual period. If the Index increases by less than 6.5%, we would reduce prices. Interstate prices have been decreasing over the last few years as a result of low inflation.

In May 1999, the United States Court of Appeals for the District of Columbia Circuit overturned the FCC's order establishing the 6.5% productivity factor and remanded the matter to the FCC. In November 1999, the FCC initiated a rulemaking proceeding to review the 6.5% productivity factor. Any changes to the productivity factor would affect the rate of annual price changes for interstate access, and any increase in this factor would result in reductions of network access charges paid to us by long distance carriers, subscribers or both.

Access Charge Reform

The FCC's 1997 network access charge reform order resulted in several changes to the existing interstate network access rate structure. The reforms are designed to move network access charges, over time, to more economically efficient levels and to create more efficient rate structures. Non-traffic-sensitive costs, that were previously recovered on a per-minute-of-use basis, were changed to be recovered on a flat-rate, per-line basis. As part of this plan, subscriber line charges (SLCs) were increased. In addition, a new presubscribed long distance carrier charge (PICC) was established during 1998 and is charged to long distance carriers for recovery of non-traffic-sensitive costs not recovered through SLCs. As SLC and PICC levels are increased over time, usage charges are reduced. These charges were established for primary residence and single-line business access lines, non-primary residence access lines and multi-line business access lines. We believe that the net effect of these changes has been substantially revenue-neutral.

Universal Service

The universal service order established new funding mechanisms for high-cost and low-income service areas. We began contributing to the new funds on January 1, 1998 and are allowed recovery of our contributions through increased interstate network access charges.

In October 1999, the FCC announced the details of its universal service mechanism for non-rural carriers serving high-cost areas to ensure that customers in those areas receive telephone service at affordable rates. We expect to receive support for service to residents in Alabama, Kentucky, Mississippi and South Carolina. We believe the net financial effect of the new arrangement will not be material.

The order established significant discounts to be provided to eligible schools and libraries for all telecommunications services, internal connections and Internet access. The order also established support for rural health care providers so that they may pay rates comparable to those that urban health care providers pay for similar services. Industry-wide annual costs of the program, estimated at approximately $2.3 billion, are to be funded out of the Universal Service Fund. Local and long distance carriers' contributions to the education and health care funds would be assessed by the fund administrator on the basis of their interstate end-user revenues.

INTERLATA LONG DISTANCE SERVICE

As a result of the 1996 Act, we and the other Baby Bells are freed from the judicial restrictions of the 1983 settlement that generally prohibited the provision of interLATA long distance communications throughout our wireline service territories and elsewhere. However, the 1996 Act establishes new restrictions on providing interLATA long distance communications in our wireline service area and procedures for the removal of the new restrictions. Companies may apply to the FCC on a state-by-state basis to offer in-region interLATA wireline service, and the FCC must act on each such application within 90 days. The FCC must grant such application if it determines that the applicant:

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

We believe that, in order to remain competitive, we must aggressively pursue a corporate strategy of expanding our service offerings beyond our traditional businesses and markets. These offerings include interLATA voice, information and data communications. We plan to begin offering interLATA wireline service in each of our southeastern US states as soon as the FCC approves our application for each state. We have received favorable determinations from the regulatory commissions in Louisiana, Mississippi and South Carolina, but the FCC has rejected our applications to provide in-region interLATA service.

During December 1999, the FCC approved Bell Atlantic's request to enter the long-distance market in New York, making it the first Baby Bell to obtain interLATA relief in any state. We are currently conducting third-party tests of our operations support systems in Georgia and expect to submit to the FCC in the second quarter of 2000 a petition to offer long-distance service in that state. In addition, the Florida Public Service Commission in December 1999 approved a third-party testing plan for our systems in Florida that we expect to be completed by mid-2000.

BellSouth has a three-pronged approach to gaining authorization to provide in-region interLATA service: (a) continue to modify its facilities and operations support systems to facilitate competition and aggressively seek approvals from the FCC and state commissions; (b) seek judicial review of adverse decisions which it believes to be erroneous; and (c) participate in actions by Congress to urge the FCC to implement the 1996 Act in a timely fashion. Because of the scrutiny of interLATA applications by the FCC and the Justice Department, the time required to obtain judicial review of adverse decisions, and the possible challenges by the other carriers of any approved applications or proposed or enacted legislation, it is uncertain when BellSouth will be authorized to commence interLATA service over our wireline network.

COMPETITION

LOCAL SERVICE

The 1996 Act requires the elimination of state legislative and regulatory barriers to competition for local telephone service, subject only to competitively neutral requirements to preserve and advance universal service, protect the public safety and welfare, maintain the quality of telecommunications services and safeguard the rights of customers. The 1996 Act also includes requirements that incumbent local exchange carriers (ILECs), such as BST, negotiate with other carriers for interconnection, provide UNEs (unbundled network elements), pay access fees for local calls terminating on the network of a carrier other than the originating carrier, resell telecommunications services and charge for collocation of equipment in ILEC facilities. If a negotiated agreement cannot be reached, either party may seek arbitration with the state regulatory authority or the FCC if the state fails to act. If UNE rates are disputed, the arbitrator must set rates based on cost, which may include a reasonable profit. ILECs are also required to negotiate to provide their retail services at wholesale rates for the purpose of resale by competing carriers. If agreement cannot be reached, the arbitrator must set the wholesale rates at the ILEC's retail rates, less costs that are avoided. We have executed numerous interconnection or resale agreements with such carriers. Many of these agreements expired during 1999 and are being renegotiated. At December 31, 1999, we have provisioned approximately 665,000 equivalent access lines to such carriers for resale, an increase of 145,000 since December 31, 1998.

The state public service commissions to which we are subject have granted numerous CLEC applications for authority to offer local telephone service. As a result, substantial competition has developed for our business customers, which provide a greater concentration of higher margin revenues than do our residential customers. Competitors include major carriers which resell our local services, use UNEs or provide services over their own facilities.

An increasing number of voice and data communications networks utilizing fiber optic lines have been and are being constructed by telecommunications providers in all major metropolitan areas throughout our wireline service territory. These networks offer certain high-volume users a competitive alternative to our public and private line offerings. Furthermore, wireless services, such as cellular, personal communications service (PCS) and paging services, and Internet services (including all of such services of BellSouth) increasingly compete with wireline communications services. Such wireless services are provided by a number of well-capitalized entities in most of our markets.

As technological and regulatory developments make it more feasible for cable television networks to carry data and voice communications, we will face increased competition within our region from cable television ventures. AT&T has purchased extensive cable systems and has announced plans to upgrade those systems to offer two-way telephony services. AT&T has also formed joint ventures and announced plans to expand this initiative with other cable television companies to provide telephony nationwide.

FCC Interconnection Order

In connection with the requirements of the 1996 Act, in August 1996, the FCC released an order adopting rules governing interconnection and related matters. With regard to setting the price of interconnection between ILECs and other carriers, the FCC has jurisdiction to set pricing standards to be implemented by the state commissions. The FCC has prescribed a forward-looking economic cost approach for pricing interconnection and unbundled network elements. That methodology is under review by the US Court of Appeals for the Eighth Circuit.

Access to proprietary network elements can be required only when necessary or, in the case of a non-proprietary element, when the failure to provide access would impair the ability of the requesting carrier to provide services. The FCC has issued an order adopting a revised list of network elements that ILECs must make available to competitors.

The FCC's list, together with its regulations prohibiting ILECs from separating currently combined elements, means that ILECs will be required to provide certain combinations of network elements that competitors may substitute for certain higher priced ILEC services. This substitution could lead to further increases in competition for certain local exchange access services and materially reduce ILEC's access charge revenues. The FCC determined that, for an interim period, it would not apply these new rules to allow the substitution of certain network elements for special access services, and announced that it will conduct a further inquiry into the use of network element combinations to provide certain special access services.

The FCC's revised list does not, however, require ILECs to make certain network elements used to provide advanced data services available to competitors, except in very limited circumstances. This outcome removes a disincentive to ILEC investment in these rapidly expanding services.

The FCC has adopted an "all elements" rule, which allows competing carriers to provide local telephone service relying solely on the elements in an ILEC's network, and has refused to impose a requirement of facility ownership on carriers that seek to lease network elements. The FCC has also forbidden ILECs from separating already combined network elements before leasing them to a CLEC and adopted a "pick and choose" rule which requires that ILECs make available to requesting CLECs contractual provisions, including related rates and terms, contained in any other agreements that have been previously approved by the state commission for that same state. Exceptions are allowed when the ILEC can prove to the state commission that providing the particular item requested is either more costly than providing it to the original carrier or is technically infeasible. These rulings may make it easier for a CLEC to compete with us.

In complying with the technical requirements of interconnection, we are incurring, and expect to continue to incur, significant costs associated with the facilitation of interconnection. We incurred approximately $416 million of costs associated with these efforts in the year ended December 31, 1999. Of this amount, approximately $295 million was expensed as incurred, and the remainder was capitalized. Total costs incurred through December 31, 1999 were approximately $1.1 billion.

In May 1998, the FCC adopted an order that will allow telecommunications carriers, such as us, to recover over five years, their carrier-specific costs of implementing long-term number portability, which allows customers to retain their local telephone numbers in the event they change local carriers. The order allows for such cost recovery in the form of a surcharge from customers to whom number portability is available. The surcharge began during second quarter 1999. It remains unclear to what degree, if any, we will be compensated for the noncarrier-specific costs of interconnection.

Federal and state policies strongly favor further changes to the networks and business operations of ILECs to encourage local service competition, and regulators have stated that such changes must be made before they will allow the Baby Bells to provide interLATA long distance services within their local service territories. Therefore, BellSouth expects that local service competition will steadily increase. While competition for local service revenues could adversely affect BellSouth's results of operations, BellSouth is working to support the opening of local markets to competition by facilitating interconnection of its facilities and systems with those of CLECs. These actions, among other things, should allow BellSouth to qualify to offer in-region interLATA service as contemplated in the 1996 Act. (See "Regulation—InterLATA Long Distance Service".)

NETWORK ACCESS

FCC rules require that we offer expanded interconnection for interstate special and switched network access transport. As a result, we must permit competitive carriers and customers to terminate their transmission lines on our facilities in our central office buildings and other locations through collocation arrangements. The effects of the rules are to increase competition for network access transport. Furthermore, long distance carriers are increasingly connecting their lines directly to their customers' facilities, bypassing our networks and thereby avoiding network access charges entirely. In addition, commercial applications of Internet telephony are being developed. This medium could attract substantial interLATA traffic because of its lower cost structure, due to the fact that FCC rules do not currently impose access charges on most Internet communications.

LONG DISTANCE

A number of companies compete with us in the southeastern US region for intraLATA long distance business by reselling long distance services obtained at bulk rates from us or providing long distance services over their own facilities. Effective February 1999, we implemented 1+ dialing parity in the last of the nine states in our region. This feature allows customers to choose a competing interLATA long distance carrier without having to dial a special access code.

The 1996 Act permits Baby Bells to offer interLATA long distance service outside of the states containing their local wireline service territories. These and other carriers have announced plans to compete for such interLATA long distance service in our territory. AT&T, MCI WorldCom, Sprint and a number of other carriers, including other Baby Bells, currently provide long distance service to our local service customers.

FRANCHISES AND LICENSES

Our local exchange business is typically provided under certificates of public convenience and necessity granted pursuant to state statutes and public interest findings of the various public utility commissions of the states in which we do business. These certificates provide for franchises of indefinite duration, subject to the maintenance of satisfactory service at reasonable rates. The 1996 Act provides that these franchises be non-exclusive.

RESEARCH AND DEVELOPMENT

We conduct research and development activities internally and through external vendors, primarily Telcordia Technologies. Telcordia provides research and development and other services to BellSouth and the other Baby Bells. We have contracted with Telcordia for ongoing support of engineering and systems. In addition, we are a member of the National Telecommunications Alliance, an organization which supports our commitment to national security and emergency preparedness.

EMPLOYEES

At December 31, 1999, we employed approximately 64,200 persons. About 75% of our total employees at December 31, 1999 were represented by the Communications Workers of America (the CWA), which is affiliated with the AFL-CIO. In September 1998, members of the CWA ratified new three-year contracts with us, effective August 9, 1998. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation, which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

PROPERTIES

GENERAL

Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment consisted of the following at December 31:

	1998	1999
Outside plant	45%	44%
Central office equipment	40	41
Land and buildings	6	6
Furniture and fixtures	5	5
Operating and other equipment	3	3
Plant under construction	1	1

	100%	100%

Outside plant consists of connecting lines (aerial, underground and buried cable) not on customers' premises, the majority of which is on or under public roads, highways or streets, while the remainder is on or under private property. We currently self-insure all of our outside plant against casualty losses. Central office equipment substantially consists of digital electronic switching equipment and circuit equipment. Land and buildings consist principally of central offices. Operating and other equipment consists of embedded intrasystem wiring (substantially all of which is on the premises of customers), motor vehicles and other equipment. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against "all risks" of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies.

Substantially all of the installations of central office equipment are located in buildings and on land, which we own. Many garages, administrative and business offices and telephone service centers are in leased quarters.

CAPITAL EXPENDITURES

Capital expenditures consist primarily of (a) gross additions to property, plant and equipment having an estimated service life of one year or more, plus the incidental costs of preparing the asset for its intended use, and (b) gross additions to capitalized software.

The total investment in property, plant and equipment has increased from $41.7 billion at January 1, 1995 to $52.5 billion at December 31, 1999, not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required to meet the demand for telecommunications services and to continually modernize and improve such services to meet competitive demands. We project that continued population and economic expansion will occur in certain growth centers within our nine-state area during the next five to ten years. Expansion of the network will be needed to accommodate such projected growth.

Our capital expenditures for 1995 through 1999 were as follows:

Millions
1995	$3,110
1996	$3,200
1997	$3,432
1998	$3,502
1999	$4,626

We project capital expenditures of approximately $4.0 to $4.4 billion for 2000. In 1999, we generated substantially all of our funds for capital expenditures internally. In 2000, projected capital expenditures are expected to be financed in the same manner.

ENVIRONMENTAL MATTERS

We are subject to a number of environmental matters as a result of our operations and the shared liability provisions related to the divestiture from AT&T. As a result, we expect that we will be required to expend funds to remedy certain facilities, including those Superfund sites for which we have been named as a potentially responsible party, for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance. At December 31, 1999, our recorded liability, related primarily to remediation of these sites, was approximately $30 million.

We monitor our operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. Our recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. We continue to believe that expenditures in connection with additional remedial actions under the current environmental protection laws or related matters would not be material to our results of operations, financial position or cash flows.

LEGAL PROCEEDINGS

Following the enactment of the 1996 Act, we entered into interconnection agreements with various CLECs providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers (ISPs) served by the CLECs' networks. We have maintained that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in our operating territory that have considered the matter have, in most cases, ruled that we are responsible for paying reciprocal compensation on these calls. In certain instances, we have been ordered to pay this compensation pending appeal. In other cases, the ruling bodies have determined that we do not owe reciprocal compensation for these calls. We have appealed the adverse decisions and continue to believe that we have a good legal basis for our position that such reciprocal compensation is not owed to the CLECs. For those cases where we believe it is probable that we have incurred a liability, we have recorded an estimate of the amount owed. At December 31, 1999, the exposure related to unrecorded amounts withheld from CLECs was approximately $300 million, including accrued interest.

In a related matter, at least one CLEC is claiming terminating compensation of approximately $165 million for service arrangements that we do not believe involve "traffic" under our interconnection agreements. We have filed a complaint with the state regulatory commission asking that agency to declare that we do not owe reciprocal compensation for these arrangements. The CLEC has filed a complaint with the state regulatory commission asking it to order us to pay the disputed amounts. Hearings on this matter were held in August 1999 and a decision is pending. We believe that we have a good legal basis for our position and, accordingly, no provision has been recorded for this claim in our financial statements.

We are also subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows. (See Note N to the consolidated financial statements.)

PART II

SELECTED FINANCIAL AND OPERATING DATA
 (DOLLARS IN MILLIONS)

At December 31 or for the year ended	1995(a)	1996	1997(b)	1998	1999
Operating revenues	$14,397	$14,582	$15,132	$16,372	$17,478
Operating expenses	11,622	10,888	10,959	11,773	12,533

Operating income	2,775	3,694	4,173	4,599	4,945
Income before extraordinary losses	1,410	1,996	2,313	2,572	2,770
Net income (loss)	$(1,386)	$1,996	$2,304	$2,572	$2,770

Total assets	$23,933	$22,967	$23,141	$23,819	$25,295
Long-term debt	$6,851	$6,671	$5,489	$6,516	$6,135
Shareholder's equity	$7,953	$8,232	$8,505	$8,737	$8,805
Total employees	68,585	62,425	57,619	60,561	64,160
(a)
1995 results include charges for the discontinuance of SFAS No. 71 and the refinancing of long-term debt issues which reduced net income by $2,796. 1995 results also include a work force reduction charge which increased operating expense by $1,082 and reduced net income by $663.
(b)
1997 results include the effect of a regulatory settlement in South Carolina, which reduced operating revenues by $72 and net income by $47. 1997 results also include charges related to the early extinguishment of long-term debt issues which reduced net income by $9.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
 (DOLLARS IN MILLIONS)

In this discussion, BellSouth Telecommunications, Inc. and its consolidated subsidiaries are referred to as "we" or "BST".

We are a wholly-owned subsidiary of BellSouth Corporation (BellSouth) which provides local exchange, network access and intraLATA long distance services to business and residential customers in a nine-state area located in the southeastern US. For a more complete understanding of our industry, the drivers of our business, and our current period results, you should read this discussion in conjunction with our consolidated financial statements, including the related notes.

Consolidated Results of Operations

Our reported results include the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents. When compared to 1998, these charges increased our reported 1999 operational and support expenses by $570, and reduced our reported net income by $342. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges, which are eliminated in the consolidated financial results of our parent company, BellSouth.

Key financial and operating data for 1999 and 1998, adjusted to exclude the effect of the charges discussed above, are as follows:

	1998	1999	% Change
Results of Operations
Revenues	$16,372	$17,478	6.8
Expenses	$11,527	$11,716	1.6
Operating income	$4,845	$5,762	18.9
Net income	$2,732	$3,273	19.8
EBITDA(a)	$8,201	$9,149	11.6
EBITDA margin	50.1%	52.3%	+220bps
Key Indicators
Access line counts (000's):
Switched access lines:
Residential	16,457	16,958	3.0
Business	7,294	7,254	(0.5)
Other	274	265	(3.3)
Total switched access lines	24,025	24,477	1.9
Access line equivalents(b)	14,744	20,375	38.2
Total equivalent access lines	38,769	44,852	15.7
Access minutes of use (millions)	104,373	110,088	5.5
Long distance messages (millions)	784	644	(17.9)
Digital and data services revenues	$2,041	$2,687	31.6
Convenience feature revenues	$1,636	$1,911	16.8
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

(b)
Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and is presented for comparability purposes. Equivalents are calculated by converting data circuits (ISDN, ADSL, DS0, DS1 and DS3) and SONET-based (optical) services (OC12 to OC48) to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

Overview

Our 1999 results reflect strong revenue growth driven by growth in digital and data services revenues when compared to 1998. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

In addition, on January 1, 1999, we adopted a new accounting standard on capitalization of internal-use software. The impact of capitalizing software costs under the new standard was a benefit of $213 to net income.

Operating Revenues

	1998	1999	% Change
Operating revenues:
Local service	$10,033	$10,887	8.5
Network access	4,632	4,761	2.8
Long distance	713	608	(14.7)
Other	994	1,222	22.9

Total operating revenues	$16,372	$17,478	6.8

Local service

Local service revenues increased $854 during 1999, attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

During 1999, total equivalent access lines increased 15.7%. Residential access lines rose 3.0%, driven by economic growth in our nine-state area as well as demand for secondary residence lines. Secondary residence lines are used for home office purposes, Internet access and children's phones, and accounted for 51.1% of the growth in residential access lines during 1999. Business access lines, which include both switched access lines and data circuits, grew 25.4% during 1999 propelled by expanding demand for our digital and data services. Switched business access lines decreased 0.5% during 1999 as an increasing number of new and existing business customers migrate to our high-capacity data line offerings.

Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and voice mail service increased $275 (16.8%) during 1999. These increases were driven by growth in convenience feature usage through our Complete Choice® package, a one-price bundled offering of over 20 features, and by positive rate impacts on these features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $182 during 1999. Also contributing to the increase in 1999 revenues were net rate impacts of $163. The 1999 rate impacts were attributable to sharing accruals recorded in 1998 as well as positive rate adjustments in 1999 on convenience features, directory assistance, and inside wire service.

Network access

Network access revenues grew $129 in 1999 due largely to higher demand. Access minutes of use rose 5.5%. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The introduction of 1+ dialing parity for intraLATA long distance calls in all states in our wireline territory is also contributing to growth in minutes.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than per-minute-of-use based. Revenues from these data services grew approximately $155 in 1999 as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $158 in 1999. These reductions are primarily related to the FCC's access reforms and productivity factor adjustment. The reductions were partially offset by recoveries of local number portability costs in 1999.

Long distance

The decrease during 1999 is primarily attributable to a decrease in long distance message volumes of 17.9%. Partially offsetting these decreases were increased revenues from the provision of digital and data services.

Also included in long distance are revenues which we receive from long distance carriers for interconnection to our public payphones. These revenues decreased in 1999 as a result of a regulatory ruling on the rates charged to the long distance carriers.

Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. Effective February 1999, we implemented 1+ dialing parity in the last of the nine states in our region, which allows customers to choose a competing intraLATA long distance carrier without having to dial a special access code. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other

The increase in revenues in 1999 is attributable to higher revenues from sales of customer premises equipment, resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering and interconnection charges to wireless carriers. The higher revenues also represent increased business activity with other BellSouth entities.

We increased subscribers to our BellSouth.net(sm) service 82% during 1999 and ended the year with over 680,000 subscribers. We expect continued strong growth associated with an alliance with MyWay.com, an Internet portal operated by CMGI.

Operating Expenses

	1998	1999	% Change
Operational and support expenses	$8,171	$8,329	1.9
Depreciation and amortization	3,356	3,387	0.9
Total operating expenses	$11,527	$11,716	1.6

Operational and support expenses

Operational and support expenses increased $158 or 1.9% during 1999. The increase was impacted favorably by the adoption of new rules on software capitalization; excluding the impact of adoption, 1999 expenses would have increased $568 (7.0%) when compared to 1998.

The increase in 1999 was attributable to labor costs driven by the addition of employees in customer service and network support functions, increases in salaries and wage rates, costs from sales of CPE and paging equipment and other increased expenses associated with higher business volumes. These increases were offset by reductions in overtime expense in customer service and network functions, and lower pension and benefit costs attributable to favorable pension plan investment returns.

Also contributing to the 1999 increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base. We made ADSL service available in 30 markets this year, with an addressable market of approximately 7 million access lines, and we plan to increase the market to 11.5 million access lines by the end of 2000. In January 2000, we began offering a self-install kit for ADSL in seven cities and announced a partnership with Darwin Networks to expand ADSL offerings to additional areas in the southeastern US. We are deploying IFITL in nearly all newly built neighborhoods and are also retrofitting some 200,000 existing homes in Atlanta and Miami.

Depreciation and amortization

Depreciation and amortization expense increased $31 during 1999. The increase is primarily attributable to amortization of capitalized internally developed software. While gross depreciable plant increased 4.6% during 1999, the overall composite depreciation rate has declined, resulting in flat depreciation expense.

Other Nonoperating Items

	1998	1999	% Change
Interest Expense	$551	$559	1.5
Other Income, net	$3	$20	N/M
Provision for Income Taxes	$1,565	$1,950	24.6
Effective Tax Rate	36.4%	37.3%	+90bps

Provision for income taxes

The increase in the 1999 effective tax rate was primarily attributable to items recorded during 1998 for nonrecurring transactions and adjustments related to prior year tax returns.

Financial Condition

We have committed credit lines aggregating $1,461 with various banks. There were no borrowings under the lines of credit at December 31, 1999. As of February 28, 2000, we have shelf registration statements on file with the Securities and Exchange Commission under which $1.5 billion of debt securities could be publicly offered.

Our debt to total capitalization ratio was 51.7% at December 31, 1999 compared to 47.8% at December 31, 1998. The increase is a function of increases in short-term debt attributable to higher net borrowings of commercial paper.

Market Risk

We are subject to market risks due to fluctuations in interest rates. The majority of our debt is in the form of long-term fixed rate notes and debentures with original maturities ranging from ten to one hundred years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such debt instruments. We engage in limited hedging activity with regard to our interest rate risks.

The following table provides information, by maturity date, about our interest rate sensitive financial instruments which consist primarily of fixed rate debt obligations. Fair values for the majority of our long-term debt obligations are based on quotes from dealers.

	Fixed Rate Debt	Average Interest Rate
2000	$3,293	5.93%
2001	88	4.67
2002	14	6.30
2003	536	5.99
2004	317	6.22
Thereafter	5,193	6.69

Total Recorded Amount	$9,441

Fair Value	$8,878

Operating Environment and Trends of the Business

Regulation

Our future operations and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Federal policies being implemented by the Federal Communications Commission (FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless compensatory changes are adopted, such as Universal Service Fund contribution mandates, our revenues from this source, which constituted approximately 6% of our revenues during 1999, are at risk. In addition, other aspects of access charge regulation and Universal Service Fund contribution requirements that are applicable to local service carriers such as BST are also under consideration and could result in greater expense levels or reduced revenues.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to accelerate the growth of local service competition by aggressively utilizing such power.

We have petitioned the FCC for permission under the 1996 Act to offer full long distance services in South Carolina and Louisiana. The FCC has denied both petitions. We have been testing our operations support systems in Georgia and expect to file with the FCC during the second quarter of 2000. We do not know if the FCC will require further changes in our network interconnection elements and operations support systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition. In December 1999, the FCC granted the first approval to another Baby Bell to provide in-region interLATA service.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and other concessions from us as a condition to approving these plans.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See Note N to the consolidated financial statements.

Competition

There are many competitive forces that impact us. The 1996 Act removed the regulatory barriers to local service competition and required incumbent carriers such as BST to open our networks to other carriers.

We expect local service competition to steadily increase, particularly with respect to business customers. While competition for local service revenues could adversely affect our results of operations, opening of local markets can favorably impact qualification to offer in-region interLATA long distance service.

We plan to compete through aggressive marketing, competitive pricing, bundled services and technical innovation. We will offer consumers a full range of services—local, long distance, Internet access and more—while remaining committed to our high level of customer service and value.

Technology

We are continually upgrading our network with digital and optical technologies, making it capable of delivering a full complement of voice and data services. This modernization of the network is critical to our success in providing the data connectivity demanded by customers and to compete with fiber networks being constructed or currently utilized by start-ups and cable companies. This effort will require investment of significant amounts of capital in the future.

Year 2000 Disclosure

In 1997, we initiated a company-wide program to ensure that our date-sensitive information, telephony and business systems, and other certain equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. We substantially completed the program during third quarter 1999 and our systems did not experience any significant disruptions as a result of the century change. In total, we have spent approximately $190 in external costs on this program through December 31, 1999 and do not expect to incur any significant additional costs related to Year 2000 compliance subsequent to 1999.

CWA Contracts

In September 1998, members of the Communications Workers of America (CWA) ratified new three-year contracts with us, effective August 9, 1998. The contracts include basic wage increases totaling 12.39% over the three years covered by the contracts. In addition, the agreement provides for a standard award of between 2% and 2.5% of base salary and overtime compensation which is subject to adjustment based on company performance measures for plan years 1999 and 2000. Other terms of the agreement include pension band increases and pension plan cash balance improvements for active employees.

Affiliated Transactions

We record both revenues and expenses which result from transactions with other subsidiaries of BellSouth. Revenues are generated primarily from services provided to BellSouth Advertising and Publishing Corporation, interconnection services provided to BellSouth Cellular Corporation and sales commissions charged to BellSouth Cellular Corporation for joint marketing efforts. Expenses are incurred primarily from charges for use of intellectual property, maintenance and equipment relocation services, allocations of corporate overhead expenses, and allocations of expenses from other subsidiaries of BellSouth. Related to these affiliated transactions, we recorded revenues of $308 during 1999 and $214 during 1998. We also recorded expenses related to these affiliated transactions of $1,374 during 1999 and $613 during 1998.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later than January 1, 2001. We do not expect the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, management's discussion and analysis contains forward-looking statements regarding events and financial trends that may affect our future operating results, financial position and cash flows. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

  •
  a change in economic conditions in markets where we operate or have material investments which would affect demand for our services;
  •
  the intensity of competitive activity and its resulting impact on pricing strategies and product offerings;
  •
  protracted delay in BellSouth Corporation's entry into the interLATA long distance market;
  •
  higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;
  •
  unanticipated higher capital spending from, or delays in, the deployment of new technologies; and
  •
  unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection, unbundled network elements and resale rates.

This list of cautionary statements is not exhaustive. These and other developments could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We have no obligation, and we do not intend, to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

21

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

Management maintains a system of internal accounting controls which is continuously reviewed and evaluated. However, there are inherent limitations that should be recognized in considering the assurances provided by any system of internal accounting controls. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed, in management's judgment, the benefits to be derived. Management believes that our system does provide reasonable assurance that the transactions are executed in accordance with management's general or specific authorizations and are recorded properly to maintain accountability for assets and to permit the preparation of financial statements in conformity with generally accepted accounting principles. Management also believes that this system provides reasonable assurance that access to assets is permitted only in accordance with management's authorizations, that the recorded accountability for assets is compared with the existing assets at reasonable intervals and that appropriate action is taken with respect to any differences. Management also seeks to assure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies, standards and managerial authorities are understood throughout the organization. Management is also aware that changes in operating strategy and organizational structure can give rise to disruptions in internal controls. Special attention is given to controls while the changes are being implemented.

Management maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of these financial statements, PricewaterhouseCoopers LLP completed a review of the accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers LLP's recommendations concerning the system of internal controls and has taken actions that it believes are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that the system of internal controls was adequate to accomplish the objectives discussed herein.

Management also recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees through policies and guidelines addressing such issues as conflict of interest, safeguarding of our real and intellectual properties, providing equal employment opportunities and ethical relations with customers, suppliers and governmental representatives. BellSouth Telecommunications maintains a program to assess compliance with these policies.

/s/ GUY L. COCHRAN
VICE PRESIDENT,
CHIEF FINANCIAL
OFFICER AND COMPTROLLER

February 28, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

BellSouth Telecommunications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of BellSouth Telecommunications, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note B to the consolidated financial statements, in 1999 BellSouth Telecommunications, Inc. adopted AICPA Statement of Position 98-1 and changed its method of accounting for internal-use software development costs.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 3, 2000 (except for Note P, as
to which the date is February 4, 2000)

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-00649 and 333-77815) and Form S-8 (No. 333-64041) of BellSouth Telecommunications, Inc. of our report dated February 3, 2000 (except for Note P, as to which the date is February 4, 2000) relating to the financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 1, 2000

BELLSOUTH TELECOMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
 (IN MILLIONS)

	For the years ended December 31,
	1999	1998	1997
Operating Revenues:
Local service	$10,887	$10,033	$9,017
Network access	4,761	4,632	4,483
Long distance	608	713	734
Other	1,222	994	898

Total Operating Revenues	17,478	16,372	15,132

Operating Expenses:
Operational and support expenses	9,146	8,417	7,633
Depreciation and amortization	3,387	3,356	3,326

Total Operating Expenses	12,533	11,773	10,959

Operating Income	4,945	4,599	4,173
Interest Expense	559	551	533
Other Income, net	20	3	39

Income Before Income Taxes	4,406	4,051	3,679
Provision for Income Taxes	1,636	1,479	1,366

Income Before Extraordinary losses	2,770	2,572	2,313
Extraordinary loss on Early Extinguishment of Debt, net of tax	—	—	(9)

Net Income	$2,770	$2,572	$2,304

Retained Earnings:
At beginning of year	$1,354	$1,140	$870
Net income	2,770	2,572	2,304
Dividends declared	(2,672)	(2,358)	(2,034)

At end of year	$1,452	$1,354	$1,140

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
 (IN MILLIONS)

	December 31, 1999	December 31, 1998
ASSETS
Current Assets:
Cash and cash equivalents	$39	$331
Temporary cash investments	15	2
Accounts receivable, net of allowance for uncollectibles of $84 and $73	3,094	2,919
Material and supplies	203	213
Other current assets	82	174

Total Current Assets	3,433	3,639

Investments and Advances	320	310
Property, Plant and Equipment, net	19,904	18,990
Deferred Charges and Other Assets	1,638	880

Total Assets	$25,295	$23,819

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Debt maturing within one year	$3,331	$1,554
Accounts payable	1,230	1,557
Other current liabilities	2,250	2,065

Total Current Liabilities	6,811	5,176

Long-Term Debt	6,135	6,516

Noncurrent Liabilities:
Deferred income taxes	1,628	1,291
Unamortized investment tax credits	126	167
Other noncurrent liabilities	1,790	1,932

Total Noncurrent Liabilities	3,544	3,390

Shareholder's Equity:
Common stock, one share, no par value	7,353	7,383
Retained earnings	1,452	1,354

Total Shareholder's Equity	8,805	8,737

Total Liabilities and Shareholder's Equity	$25,295	$23,819

The accompanying notes are an integral part of these consolidated financial statements.

BELLSOUTH TELECOMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN MILLIONS)

	For the Years Ended December 31,
	1999	1998	1997
Cash Flows from Operating Activities:
Net income	$2,770	$2,572	$2,304
Adjustments to net income:
Depreciation and amortization	3,387	3,356	3,326
Provision for uncollectibles	154	133	168
Deferred income taxes and investment tax credits	330	132	119
Extraordinary loss on early extinguishment of debt	—	—	15
Net change in:
Accounts receivable and other current assets	(246)	(179)	(250)
Accounts payable and other current liabilities	(155)	294	(92)
Deferred charges and other assets	(458)	(225)	(241)
Other liabilities and deferred credits	(255)	(88)	29
Other reconciling items, net	46	132	7

Net cash provided by operating activities	5,573	6,127	5,385

Cash Flows from Investing Activities:
Capital expenditures	(4,626)	(3,502)	(3,432)
Other investing activities, net	54	19	110

Net cash used for investing activities	(4,572)	(3,483)	(3,322)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	1,295	(489)	515
Proceeds from long-term debt	—	1,000	—
Repayments of long-term debt	(9)	(560)	(677)
Advances from parent and affiliates	688	652	341
Repayments of advances from parent and affiliates	(680)	(641)	(326)
Dividends paid to parent	(2,609)	(2,330)	(1,972)
Other financing activities, net	22	10	—

Net cash used for financing activities	(1,293)	(2,358)	(2,119)

Net (Decrease) Increase in Cash and Cash Equivalents	(292)	286	(56)
Cash and Cash Equivalents at Beginning of Period	331	45	101

Cash and Cash Equivalents at End of Period	$39	$331	$45

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (DOLLARS IN MILLIONS)

NOTE A—REORGANIZATION

On December 31, 1999, we completed a reorganization which transferred ownership of two of our operating subsidiaries, BellSouth Communication Systems, Inc. (BCS) and BellSouth Applied Technologies, Inc. (BATI) to our parent, BellSouth Corporation (BellSouth). The transfer of assets and liabilities of BCS and BATI have been recorded at the historical carrying values. The transfers were accounted for in a manner consistent with a reorganization of entities under common control which is similar to that of a reverse pooling of interests. As a result, our financial statements have been restated to exclude the results of operations and financial position of BCS and BATI.

NOTE B—ACCOUNTING POLICIES

In this report, BellSouth Telecommunications, Inc. and its consolidated subsidiaries are referred to as "we" or "BST".

ORGANIZATION

We are a wholly-owned subsidiary of BellSouth. We serve substantial portions of the population within Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We primarily provide (i) local exchange service and long distance services within but not between geographic areas, called Local Access and Transport Areas (LATAs) and (ii) network access services to enable interLATA and intraLATA communications using the facilities of long distance carriers. Through subsidiaries, we provide other telecommunications services and products primarily within the southeastern US.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of BST and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity of over three months to one year are not considered cash equivalents and are included as temporary cash investments in the consolidated balance sheets. Interest income on cash equivalents, temporary cash investments and other interest-bearing instruments was not material for the years presented.

MATERIAL AND SUPPLIES

New and reusable material is carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

PROPERTY, PLANT AND EQUIPMENT

The investment in property, plant and equipment is stated at original cost. For plant dedicated to providing regulated telecommunications services, depreciation is based on the composite group remaining life method of depreciation and straight-line composite rates determined on the basis of equal life groups of certain categories of telephone plant acquired in a given year. When depreciable telephone plant is disposed of, the original cost less net salvage value is charged to accumulated depreciation. Other depreciable plant is depreciated using either straight-line or accelerated methods over the estimated useful lives of the assets. Gains or losses on disposal of other depreciable property, plant and equipment are recognized in the year of disposition as an element of other income, net.

INTANGIBLE ASSETS

Intangible assets consist primarily of amounts capitalized for computer software costs. These assets are amortized over periods of benefit which range from 3 to 5 years.

DERIVATIVE FINANCIAL INSTRUMENTS

Our use of derivative instruments is generally limited to interest rate swap agreements. These agreements are treated as off-balance sheet financial instruments. Receipts or payments resulting from these instruments are recognized as adjustments to interest expense as received or paid.

REVENUE RECOGNITION

Revenues are recognized when earned. Certain revenues derived from local telephone services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access and long distance, are recognized monthly as services are provided. Allowances for uncollectible billed services are adjusted monthly. The provision for such uncollectible accounts was $154 for 1999, $133 for 1998 and $168 for 1997.

MAINTENANCE AND REPAIRS

The cost of maintenance and repairs of plant, including the cost of replacing minor items not resulting in substantial betterments, is charged to operating expenses.

ADVERTISING

We expense advertising costs as they are incurred. Our total advertising expense was $146 for 1999, $210 for 1998 and $189 for 1997.

INCOME TAXES

The consolidated balance sheets reflect deferred tax balances associated with the anticipated tax impact of future income or deductions implicit in the consolidated balance sheets in the form of temporary differences. Temporary differences primarily result from the use of accelerated methods and shorter lives in computing depreciation for tax purposes.

For financial reporting purposes, we are amortizing deferred investment tax credits earned prior to the 1986 repeal of the investment tax credit and also some transitional credits earned after the repeal. The credits are being amortized as a reduction to the Provision for Income Taxes over the estimated useful lives of the assets to which the credits relate.

SEGMENT REPORTING

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that we report financial and descriptive information about reportable segments, and how those segments were determined. Our predominant products are local exchange and long distance communications services within LATAs and network access services, all of which are provided over a single network. Additionally, our chief operating decision maker makes final decisions regarding resource allocation and performance evaluation based on total operations. Based on these factors, we have determined that we operate as one operating segment as defined by SFAS 131.

ADOPTION OF NEW ACCOUNTING STANDARD

In the first quarter of 1999, we adopted a new accounting standard (SOP 98-1) related to the capitalization of certain costs for internal-use software development. Adoption of the new standard caused an increase in earnings as a result of the capitalization of costs that had previously been expensed. The 1999 impact was an increase in income before income taxes of $342 and net income of $213. The adoption also changed the classification of these expenditures in the consolidated statements of cash flows from operating to investing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later than January 1, 2001. We do not expect the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

NOTE C—INVESTMENTS AND ADVANCES

Investments and advances consists primarily of the cost of 19.9 million shares of BellSouth common stock at December 31, 1999 and 19.8 million shares at December 31, 1998. These shares are held in grantor trusts established by us to provide partial funding for the benefits payable under certain nonqualified benefit plans.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

	Estimated Depreciable Lives (In Years)	1999	1998
Outside plant	12–20	$23,325	$22,496
Central office equipment	8–10	21,302	20,056
Building and building improvements	45	3,131	3,052
Furniture and fixtures	15	2,135	2,535
Operating and other equipment	5–15	1,209	970
Station equipment	6	607	563
Land	—	182	162
Plant under construction	—	658	372

		52,549	50,206
Less: Accumulated depreciation		32,645	31,216

Property, Plant and Equipment, net		$19,904	$18,990

NOTE E—OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows at December 31:

	1999	1998
Advanced billing and customer deposits	$671	$628
Taxes accrued	406	272
Dividends payable	308	267
Salaries and wages payable	278	257
Interest and rents accrued	240	231
Compensated absences	212	212
Other	135	198

Other Current Liabilities	$2,250	$2,065

NOTE F—DEBT

DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is summarized as follows at December 31:

	1999	1998
Commercial paper	$2,905	$1,509
Current maturities of long-term debt	426	45

Total debt maturing within one year	$3,331	$1,554

Weighted-average interest rate at end of period:
Commercial Paper	5.92%	5.36%

We have committed credit lines aggregating $1,461 with various banks. There were no borrowings under the lines of credit at December 31, 1999. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

LONG-TERM

Interest rates and maturities in the table below are for amounts outstanding at December 31:

Contractual Interest Rates	Maturities	1999	1998
4.38%-6%	2000-2045	$1,495	$1,495
6.13%-7%	2000-2033	3,207	3,219
7.5%-8.25%	2032-2035	1,150	1,150
6.65%-7%	2095	665	654

		6,517	6,518
Other		64	64
Unamortized discount, net of premium		(20)	(21)

		6,561	6,561
Current maturities		(426)	(45)

Long-term debt		$6,135	$6,516

Maturities of long-term debt outstanding (principal amounts) at December 31, 1999 are summarized below. Maturities after the year 2004 include $500 principal amount of 6.65% Debentures due in 2095. At December 31, 1999, such debentures had an accreted book value of $165.

Maturities
2000	$426
2001	88
2002	14
2003	536
2004	317
Thereafter	5,535

Total	$6,916

In 1998, we issued $500 of 6% Reset Put Securities (REPS) due June 15, 2012. REPS are a debt instrument with embedded put and call option features. The REPS are subject to mandatory redemption from the existing holders on June 15, 2002 through either (i) the exercise by the callholder of its right to purchase the REPS or (ii) our repurchase of the REPS. If the call option is exercised, the callholder will, based on our current credit spreads at that time, determine the interest to be paid on the REPS.

At December 31, 1999, we had shelf registration statements on file with the Securities and Exchange Commission under which $1.5 billion of debt securities could be publicly offered.

NOTE G—OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are summarized as follows at December 31:

	1999	1998
Postretirement benefits other than pensions (Note I)	$684	$769
Compensation related	455	415
Postemployment benefits	267	234
Accrued pension cost (Note I)	216	409
Other	168	105

Other noncurrent liabilities	$1,790	$1,932

NOTE H—TRANSACTIONS WITH AFFILIATES

We record both revenues and expenses which result from transactions with other subsidiaries of BellSouth. Revenues are generated primarily from services provided to BellSouth Advertising and Publishing Corporation, interconnection services provided to BellSouth Cellular Corporation and sales commissions charged to BellSouth Cellular Corporation for joint marketing efforts. Expenses are incurred primarily from charges for use of intellectual property, maintenance and equipment relocation services, allocations of corporate overhead expenses, and allocations of expenses from other subsidiaries of BellSouth. Related to these affiliated transactions, we recorded revenues of $308 during 1999, $214 during 1998 and $164 during 1997. We also recorded expenses related to these affiliated transactions of $1,374 during 1999, $613 during 1998 and $277 during 1997.

Amounts receivable from affiliated companies were $64 at December 31, 1999 and $59 at December 31, 1998. Amounts payable to affiliated companies, both short- and long-term, were $426 at December 31, 1999 and $448 at December 31, 1998.

NOTE I—EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Substantially all of our nonrepresented and represented employees are covered by noncontributory defined benefit pension plans, as well as postretirement health and life insurance welfare plans sponsored by BellSouth. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

The pension plan covering nonrepresented employees is a cash balance plan which provides pension benefits determined by a combination of compensation-based service and additional credits and individual account-based interest credits. The cash balance plan is subject to a minimum benefit determined under a plan in existence for nonrepresented employees prior to July 1, 1993 which provided benefits based upon credited service and employees' average compensation for a specified period. The minimum benefit under the prior plan is generally applicable to employees who are eligible to retire before January 1, 2006. Both the 1999 and 1998 projected benefit obligations assume interest and additional credits greater than the minimum levels specified in the written plan. Pension benefits provided for represented employees are based on specified benefit amounts and years of service through 1998. During 1998, BellSouth established a cash balance plan for represented employees based upon an initial cash balance amount, negotiated pension band increases and interest credits effective January 1, 1999. The cash balance plan is subject to a minimum benefit determined under a plan in existence for represented employees who were participants prior to January 1, 1999 and who are eligible to retire. The 1999 and 1998 represented pension obligations include the projected effect of future bargained-for improvements. The accounting for the represented health care plan does not anticipate future adjustments to the cost-sharing arrangements provided for in the written plan for employees who retire after December 31, 1991. The accounting for the nonrepresented health care plan anticipates certain cost-sharing adjustments for employees who retire after December 31, 1991. The adjustments consider past practice but are not provided for in the written plan.

SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," requires certain disclosures to be made with respect to the components of pension and postretirement (income)/ expense for the period and a reconciliation of the funded status of the plan with amounts reported in the consolidated balance sheets. Such disclosures are not presented because the structure of BellSouth's plans does not permit disaggregation of relevant plan information on an individual company basis.

Pension and postretirement benefit (income)/expense allocated by BellSouth to us are as follows:

	1999	1998	1997
Pension (income):
Represented pension plan	$(202)	$(132)	$(33)
Nonrepresented pension plan	$(216)	$(147)	$(142)
Net postretirement benefit expense	$224	$230	$254

The consolidated net pension and postretirement (income)/expense amounts reflected above are exclusive of curtailment effects reflected in the work force reduction activity and do not reflect pension curtailment gains in the amount of $9 in 1998 and $36 in 1997.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	1999	1998
Prepaid benefit cost	$752	$527
Accrued benefit liability	$(216)	$(409)
	Retiree Health and Life
	1999	1998
Prepaid benefit cost	$88	$75
Accrued benefit liability	$(684)	$(769)

We also maintain a nonqualified supplemental retirement plan for certain employees. The unfunded accumulated benefit obligations allocated to us were $167 at both December 31, 1999 and 1998. The net cost associated with this plan was $23 in 1999 and 1998 and $14 in 1997.

Prior to December 31, 1997, we maintained a separate cash balance plan for our nonrepresented employees. The following information required by SFAS 132 is presented for the periods we maintained this separate plan. The components of the separate nonrepresented pension income for 1997 and the underlying assumptions are as follows:

Pension Benefits 1997
Components of net pension income:
Service cost	$68
Interest cost	290
Expected return on plan assets	(438)
Amortization of prior service cost	(25)
Amortization of actuarial gain	(32)
Amortization of transition asset	(5)

Net pension income	$(142)

Weighted-average assumptions as of December 31, 1997:
Discount rate	7.00%
Expected return on plan assets	8.25%
Rate of compensation increase	5.00%

DEFINED CONTRIBUTION PLANS

BellSouth maintains contributory savings plans which cover substantially all of our employees. Employees' eligible contributions are matched with BellSouth common stock based on defined percentages determined annually by the Board of Directors. We recognized expense related to these plans of $34 in 1999, $57 in 1998 and $89 in 1997.

NOTE J—STOCK COMPENSATION PLANS

Certain of our employees participate in stock-based compensation plans sponsored by BellSouth. The BellSouth Corporation Stock Plan (the Stock Plan) provides for grants to key employees of stock options and various other stock-based awards. One share of BellSouth common stock is the underlying security for any award. The aggregate number of shares of BellSouth common stock which may be granted in any calendar year cannot exceed one percent of the shares outstanding at the time of grant. Prior to adoption of the Stock Plan, stock options were granted under the BellSouth Corporation Stock Option Plan. Stock options granted under both plans entitle an optionee to purchase shares of BellSouth common stock within prescribed periods at a price either equal to, or in excess of, the fair market value on the date of grant. Options granted under these plans generally become exercisable at the end of three to five years and have a term of 10 years.

We apply APB Opinion 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, we have not recognized compensation cost for stock options granted to our employees.

Had compensation cost for BellSouth's stock-based compensation plans been determined in accordance within the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income would have been changed to the pro forma amounts indicated below:

	1999	1998	1997
Net income—as reported	$2,770	$2,572	$2,304
Net income—pro forma	$2,741	$2,555	$2,295

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted in 1999, 1998 and 1997 do not vest for several years and additional awards are made each year.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1998	1997
Expected life (years)	5	5	5
Dividend yield	1.67%	2.40%	3.24%
Expected volatility	23.0%	21.0%	19.0%
Risk-free interest rate	4.82%	5.42%	6.22%

The weighted-average fair values of options granted at fair market value (in whole dollars) was $11.13 during 1999, $6.83 during 1998 and $4.37 during 1997.

NOTE K—INCOME TAXES

The consolidated balance sheets reflect the anticipated tax impact of future taxable income or deductions implicit in the consolidated balance sheets in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the consolidated financial statements and as measured by tax laws using enacted tax rates.

We are included in the consolidated federal income tax return filed by BellSouth. Consolidated tax expense is allocated among BellSouth's subsidiaries in accordance with the applicable sections of the Internal Revenue Code.

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

The provision for income taxes is summarized as follows:

	1999	1998	1997
Current
Federal	$1,165	$1,170	$1,081
State	141	175	167

	1,306	1,345	1,248

Deferred, net
Federal	317	139	143
State	54	40	40

	371	179	183

Federal Investment tax credits, net	(41)	(45)	(65)

Total provision for income taxes	$1,636	$1,479	$1,366

Temporary differences which gave rise to deferred tax assets and (liabilities) at December 31 were as follows:

	1999	1998
Compensation related	$401	$576
Allowance for uncollectibles	59	88
Regulatory sharing accruals	68	47
Other	101	64

Deferred tax assets	629	775

Depreciation	(2,254)	(2,030)

Net Deferred tax liability	$(1,625)	$(1,255)

Of the net deferred tax liability at December 31, 1999 and 1998, $3 and $36 were current and $(1,628) and $(1,291) were noncurrent.

A reconciliation of the federal statutory income tax rate to our effective tax rate follows:

	1999	1998	1997
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.9	3.4	3.7
Amortization of investment tax credits	(0.6)	(0.7)	(1.8)
Miscellaneous items, net	(0.2)	(1.2)	0.2

Effective tax rate	37.1%	36.5%	37.1%

NOTE L—SUPPLEMENTAL CASH FLOW INFORMATION

	1999	1998	1997
Cash paid for:
Income taxes	$1,100	$1,451	$1,251

Interest	$569	$568	$551

NOTE M—FINANCIAL INSTRUMENTS

The recorded amounts for cash and cash equivalents, temporary cash investments and commercial paper approximate fair value due to the short-term nature of these instruments. The fair value of marketable securities (representing BellSouth common stock), included as a component of investments and advances, as well as debentures and notes are based on the closing market prices for each security at

December 31, 1999 and 1998. Fair value estimates for interest rate swaps are based on quotes from dealers. Since judgment is required to develop the estimates, the estimated amounts presented herein may not be indicative of the amounts that we could realize in a current market exchange.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31:

	1999
	Recorded Amount	Estimated Fair Value
Balance sheet financial instruments:
Assets (Liabilities):
Marketable securities	$306	$930
Long-term debt	(6,517)	(6,112)
Off-balance sheet financial instruments:
Interest rate swaps	—	(11)

	1998
	Recorded Amount	Estimated Fair Value
Balance sheet financial instruments:
Assets (Liabilities):
Marketable securities	$301	$988
Long-term debt	(6,518)	(6,771)
Off-balance sheet financial instruments:
Interest rate swaps	—	(1)

INTEREST RATE SWAPS

We enter into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. As of December 31, 1999, we were a party to an interest rate swap with a notional amount of $500. Under this swap, we paid a variable rate averaging 5.35% and received a fixed rate of 6% at December 31, 1999. The swap matures in 2002.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to these receivables, other than those from long distance carriers, are limited due to the composition of the customer base, which includes a large number of individuals and businesses. At December 31, 1999 and 1998, approximately $490 and $472 of trade accounts receivable were from long distance carriers.

NOTE N—COMMITMENTS AND CONTINGENCIES

LEASES

We have entered into operating leases for facilities and equipment used in operations. Rental expense under operating leases was $109 for 1999, $98 for 1998 and $133 for 1997. Capital leases currently in effect are not significant.

The following table summarizes the approximate future minimum rentals under noncancelable operating leases in effect at December 31, 1999:

Minimum Rentals
2000	$56
2001	56
2002	56
2003	55
2004	54
Thereafter	335

Total	$612

OUTSIDE PLANT

We currently self-insure all of our outside plant against casualty losses. These assets are located in our nine state area and are susceptible to damage from severe weather conditions and other perils. The net book value of these assets was $7,099 at December 31, 1999 and $7,234 at December 31, 1998.

OUTSOURCING CONTRACTS

Beginning in 1997, we contracted with various entities to outsource the performance of certain engineering functions, as well as our information technology operations and application development. These contracts expire at various dates through 2007, are generally renewable, and are cancelable upon the payment of additional fees or for nonperformance. Future minimum payments for these contracts range from $400 to $625 annually over the contract periods.

RECIPROCAL COMPENSATION

Following the enactment of the 1996 Act, we entered into interconnection agreements with various CLECs (competitive local exchange carriers) providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs claim entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers (ISPs) served by the CLECs' networks. We have maintained that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in our operating territory that have considered the matter have, in most cases, ruled that we are responsible for paying reciprocal compensation on these calls. In certain instances, we have been ordered to pay this compensation pending appeal. In other cases, the ruling bodies have determined that we do not owe reciprocal compensation for these calls. We have appealed the adverse decisions and continue to believe that we have a good legal basis for our position that such reciprocal compensation is not owed to the CLECs. For those cases where we believe it is probable that we have incurred a liability, we have recorded an estimate of the amount owed. At December 31, 1999, the exposure related to unrecorded amounts withheld from CLECs was approximately $300, including accrued interest.

In a related matter, at least one CLEC is claiming terminating compensation of approximately $165 for service arrangements that we do not believe involve "traffic" under our interconnection agreements. We have filed a complaint with the state regulatory commission asking that agency to declare that we do not owe reciprocal compensation for these arrangements. The CLEC has filed a complaint with the state regulatory commission asking it to order us to pay the disputed amounts. Hearings on this matter were held in August 1999 and a decision is pending. We believe that we have a good legal basis for our position and, accordingly, no provision has been recorded for this claim in our financial statements.

OTHER CLAIMS

We are subject to claims arising in the ordinary course of business involving allegations of personal injury, breach of contract, anti-competitive conduct, employment law issues, regulatory matters and other actions. We are also subject to claims attributable to pre-divestiture events involving environmental liabilities, rates, taxes, contracts and torts. Certain contingent liabilities for pre-divestiture events are shared with AT&T Corp.

While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

NOTE O—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999
Operating Revenues	$4,266	$4,357	$4,404	$4,453
Operating Income	$1,215	$1,184	$1,224	$1,322
Net Income	$679	$654	$686	$750
1998
Operating Revenues	$3,965	$4,077	$4,129	$4,201
Operating Income	$1,219	$1,174	$1,075	$1,131
Net Income	$680	$642	$621	$629

NOTE P—SUBSEQUENT EVENT

On February 4, 2000, BellSouth announced that it would reduce its domestic workforce by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with BellSouth's shift from a multiple company structure to a single organization. As a result, we will reduce our workforce by approximately 1,300 positions and will record a one-time, after-tax charge of between $45 and $65 in the first quarter of 2000 (unaudited).

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants or disagreements on the adoption of appropriate accounting standards or financial disclosure have occurred during the periods included in this report.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.
Documents filed as a part of the report:

Page(s)
(1) Financial Statements:
Report of Independent Accountants/Consent of Independent Accountants	22
Consolidated Statements of Income and Retained Earnings	23
Consolidated Balance Sheets	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	26

(2) Financial statement schedules have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.
(3) Exhibits: Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number
3	a	Restated Articles of Incorporation of BellSouth Telecommunications, Inc. (Exhibit 3a to Form 10-K for the year ended December 31, 1991, File No. 1-1049).
3	b	Bylaws of BellSouth Telecommunications, Inc. as amended, effective January 1, 1998. (Exhibit 3b to Form 10-K for the year ended December 31, 1997, File No. 1-1049).
4
No instrument which defines the rights of holders of long and intermediate term debt of BellSouth Telecommunications, Inc. is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, BellSouth Telecommunications, Inc. hereby agrees to furnish a copy of any such instrument to the SEC upon request.
12		Computation of Ratio of Earnings to Fixed Charges.
24		Power of Attorney.
27		Financial Data Schedule.
b.
Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLSOUTH TELECOMMUNICATIONS, INC.
By:	/s/ GUY L. COCHRAN Guy L. Cochran Vice President, Chief Financial Officer and Comptroller February 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
Roderick D. Odom, Jr.*
President

Principal Financial Officer
and Principal Accounting Officer:
Guy L. Cochran*
 Vice President, Chief Financial Officer and Comptroller

Director:
Roderick D. Odom, Jr.*

*By:	/s/ GUY L. COCHRAN Guy L. Cochran (individually and as Attorney-In-Fact) February 28, 2000

QuickLinks

ATTACHMENT
TABLE OF CONTENTS
SIGNATURES