Form 10-Q
period 2000-03-31
BELLSOUTH TELECOMMUNICATIONS INC
filed 2000-05-05
CIK 92088

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                             FORM 10-Q
 (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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


Item                                                               Page
                                      Part I
 1. Financial Statements
        Consolidated Statements of Income and Retained Earnings .... 3
        Consolidated Balance Sheets ................................ 4
        Consolidated Statements of Cash Flows ...................... 5
        Notes to Consolidated Financial Statements ................. 6

 2.  Management's Discussion and Analysis of Results of Operations . 8

                                     Part II
 6.  Exhibits and Reports on Form 8-K ..............................14

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                    BELLSOUTH TELECOMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (Unaudited)
                           (Dollars In Millions)

                                                  For the Three Months
                                                    Ended March 31,
                                                 1999               2000
Operating Revenues:
   Local service .........................            $2,654            $2,821
   Network access ........................             1,191             1,263
   Long distance .........................               150               135
   Other .................................               271               295
     Total Operating Revenues.............             4,266             4,514

Operating Expenses:
   Operational and support expenses ......             2,219             2,274
   Depreciation and amortization .........               832               879
   Severance accrual .....................                --                53
     Total Operating Expenses ............             3,051             3,206

Operating Income .........................             1,215             1,308

Interest Expense .........................               135               161
Other Income (Expense), net ..............                 1                 6

Income Before Income Taxes ...............             1,081             1,153
Provision for Income Taxes ...............               402               436

     Net Income ..........................              $679              $717

Retained Earnings:
  At beginning of period .................           $ 1,354           $ 1,452
  Add:  Net Income .......................               679               717
  Deduct:  Dividends Declared ............             (567)             (850)
  At end of period .......................           $ 1,466           $ 1,319



The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                           December 31,             March 31,
                                               1999                   2000
                                                                  (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ................. $   39                    $ 235
 Temporary cash investments ................     15                        1
 Accounts receivable, net of allowance
   for uncollectibles of $84 and $79 .......  3,094                    2,990
 Material and supplies .....................    203                      203
 Other current assets ......................     82                      171
   Total Current Assets ....................  3,433                    3,600

Investments and Advances ...................    320                      313

Property, Plant and Equipment .............. 52,549                   53,284
Less: accumulated depreciation ............. 32,645                   33,118
   Property, Plant and Equipment, net ...... 19,904                   20,166

Deferred Charges and Other Assets ..........  1,638                    1,879

Total Assets ............................... $25,295                 $ 25,958

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Debt maturing within one year .............$ 3,331                   $3,829
 Accounts payable ..........................  1,230                    1,433
 Other current liabilities .................  2,250                    2,338
   Total Current Liabilities ...............  6,811                    7,600

Long-Term Debt .............................  6,135                    6,137

Noncurrent Liabilities:
 Deferred income taxes .....................  1,628                    1,634
 Unamortized investment tax credits ........    126                      116
 Other noncurrent liabilities  .............  1,790                    1,778
   Total Noncurrent Liabilities ............  3,544                    3,528

Shareholder's Equity:
 Common stock, one share, no par value .....  7,353                    7,374
 Retained earnings .........................  1,452                    1,319
   Total Shareholder's Equity ..............  8,805                    8,693

Total Liabilities and Shareholder's Equity .$25,295                 $ 25,958


The accompanying notes are an integral part of these consolidated financial statements.

                     BELLSOUTH TELECOMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Millions)

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                       1999               2000
Cash Flows from Operating Activities:
 Net income .......................................................  $ 679               $ 717
 Adjustments to net income:
     Depreciation and amortization ................................    832                 879
     Provision for uncollectibles .................................     34                  43
     Deferred income taxes and unamortized investment tax credits .     68                  17
     Severance accrual.............................................     --                  53
 Net change in:
     Accounts receivable and other current assets .................     33                 (23)
     Accounts payable and other current liabilities ...............   (65)                 530
     Deferred charges and other assets ............................  (120)                (262)
     Other liabilities and deferred credits .......................   (80)                 (17)
 Other reconciling items, net .....................................     24                  38
     Net cash provided by operating activities ....................  1,405               1,975

Cash Flows from Investing Activities:
 Capital expenditures ............................................. (1,086)             (1,176)
 Other investing activities, net ..................................       6                  22
     Net cash used for investing activities ....................... (1,080)             (1,154)

Cash Flows from Financing Activities:
 Net borrowings (repayments) of short-term debt ...................      48                (55)
 Repayments of long-term debt......................................     (6)               (276)
 Advances from parent and affiliates ..............................     156                 941
 Repayments of advances from parent and affiliates ................   (141)               (154)
 Dividends paid to parent .........................................   (517)             (1,152)
 Capital infusions by parent.......................................     --                   71
     Net cash used for financing activities .......................   (460)               (625)

Net (Decrease) Increase in Cash and Cash Equivalents ..............   (135)                 196
Cash and Cash Equivalents at Beginning of Period ..................     337                  39
Cash and Cash Equivalents at End of Period ........................   $ 202               $ 235




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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements included in our latest annual report on Form 10-K.

Certain amounts within the prior year's information have been reclassified to conform to the current year's presentation.

Note B - Recent Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements", (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. The guidelines in SAB 101 must be adopted during the second quarter 2000. We are currently assessing the impact that adoption of these guidelines will have on our results of operations and financial position.

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133". The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later that January 1, 2001. We do not expect the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

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

                         BELLSOUTH TELECOMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)
                                    (In Millions)


Note D - Supplemental Cash Flow Information

                                For the Three Months
                                  Ended March 31,
                                1999            2000
Cash Paid For:

   Income taxes .........       $155            $ 41
   Interest .............       $ 77            $107



Note E - Contingencies

Following the enactment of the Telecommunications Act of 1996, we entered into interconnection agreements with various CLECs (competitive local exchange carriers) providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous CLECs have claimed entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers (ISPs) served by the CLECs' networks. We have maintained that dial-up calls to ISPs are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such ISP traffic does not terminate at the ISP and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in our operating territory that have considered the matter have, in most cases, ruled that we are responsible for paying reciprocal compensation on these calls. We have appealed the adverse decisions and continue to believe that we have a good legal basis for our position that such reciprocal compensation is not owed to the CLECs. For those cases where we believe that it is probable that we have incurred a liability, we have recorded an estimate of the amount owed. At March 31, 2000, the exposure related to unrecorded amounts withheld from CLECs was approximately $270 including accrued interest.

In March 2000, the United States Court of Appeals for the D.C. Circuit vacated and remanded the FCC decision, concluding that the FCC had not adequately explained its finding that ISP traffic was interstate. Based on statements made by the FCC since the court's decision, we do not believe that this most recent court decision adversely affects the ultimate outcome of pending state proceedings. Nonetheless, we have commenced discussions with several CLECs concerning settlement of some claims and agreements have been reached in certain circumstances.

Other reciprocal compensation issues
In a related matter, a CLEC was claiming terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the CLEC.

Note F - Workforce Reduction

In February 2000, BellSouth announced that it would reduce its domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with BellSouth's shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $53 ($32 after tax) for severance and post-employment health benefits.

                   BELLSOUTH TELECOMMUNICATIONS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS
                          (Dollars in Millions)

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Results of Operations (MD&A) in conjunction with the MD&A in our latest annual report on Form 10-K.

-------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------

Our reported results include the effect of the previously announced plan to reduce our domestic workforce. Also included in our reported results is the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents, which are eliminated in the consolidated financial results of our parent company, BellSouth Corporation. When compared to 1999, these charges increased our reported operational and support expenses by $61, and reduced our reported net income by $37. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges.

Key financial and operating data for first quarter 2000 and 1999, adjusted to exclude the effect of the charges discussed above, are as follows:

                                       First Quarter             %
                                     ---------------------
                                      1999        2000        Change
                                     --------- ----------- --------------
Results of Operations
---------------------------------------------- ----------- --------------
Revenues.                              $4,266      $4,514            5.8
---------------------------------------------- ----------- --------------
Expenses.                              $2,862      $2,956            3.3
---------------------------------------------- ----------- --------------
Operating income..                     $1,404      $1,558           11.0
---------------------------------------------- ----------- --------------
Net income........                      $ 794       $ 870            9.6
---------------------------------------------- ----------- --------------
EBITDA... (a)                          $2,236      $2,437            9.0
---------------------------------------------- ----------- --------------
EBITDA margin.....                      52.4%       54.0%        +160bps
---------------------------------------------- ----------- --------------

---------------------------------------------- ----------- --------------
Key Indicators
---------------------------------------------- ----------- --------------
Access line counts (000's):
---------------------------------------------- ----------- --------------
   Switched access lines:
---------------------------------------------- ----------- --------------
      Residential                      16,764      17,234            2.8
---------------------------------------------- ----------- --------------
      Business                          7,325       7,230          (1.3)
---------------------------------------------- ----------- --------------
      Other                               272         262          (3.7)
---------------------------------------------- ----------- --------------
   Total switched access lines         24,361      24,726            1.5
---------------------------------------------- ----------- --------------
   Access line equivalents(b)          14,586      20,917           43.4
---------------------------------------------- ----------- --------------
      Total equivalent access lines    38,947      45,643           17.2
---------------------------------------------- ----------- --------------
Access minutes of use (millions)       26,825      28,716            7.0
---------------------------------------------- ----------- --------------
Long distance messages (millions)         177         136         (23.2)
---------------------------------------------- ----------- --------------
Digital and data services revenues      $ 597       $ 767           28.5
---------------------------------------------- ----------- --------------
Convenience feature revenues            $ 444       $ 515           16.0
---------------------------------------------- ----------- --------------

(a)......EBITDA  represents  income before net interest  expense,  income taxes, depreciation and amortization, severance accrual and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(b) Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and is presented for comparability purposes. Equivalents are calculated by converting data circuits (ISDN, ADSL, DS0, DS1 and DS3) and SONET-based (optical) services (OC3 to OC48) to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Our 2000 results reflect strong revenue growth driven by growth in digital and data services revenues when compared to the first quarter 1999. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

Operating Revenues

-------------------------------------- ------------------------- ----------
                                            First Quarter            %
                                       -------------------------
                                          1999         2000       Change
-------------------------------------- ------------ ------------ ----------

Operating revenues:
   Local service ......................     $2,654       $2,821        6.3
   Network access .....................      1,191        1,263        6.0
   Long distance ......................        150          135     (10.0)
   Other wireline......................        271          295        8.9
-------------------------------------- ------------ ------------ ----------
     Total operating revenues .........     $4,266       $4,514        5.8
-------------------------------------- ------------ ------------ ----------

Local service
The $167 increase in local service revenues is attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the first quarter with over 45 million total equivalent access lines, an increase of 17.2% since March 31, 1999. Residential access lines rose 2.8% to 17,234,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines which accounted for 47.9% of the growth in residential access lines. We added 225,000 secondary residence lines since March 31, 1999, extending the total to over 2.5 million lines and ending the current period with a penetration rate of 17.1%. Business access lines, including both switched access lines and data circuits, grew 28.5% propelled by expanding demand for our digital and data services. Switched business access lines decreased 1.3% reflecting continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional convenience features such as custom calling features (e.g., Caller ID, Call Waiting, Call Return) and MemoryCall(R) service increased $71 (16.0%) when compared to first quarter 1999. These increases were driven by growth in convenience feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 features.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $49 compared to first quarter 1999.

Network access
Network access revenues grew $72 in first quarter due largely to higher demand. Access minutes of use rose 7.0% to 28,716 million in first quarter 2000 from 26,825 million in first quarter 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. First quarter 2000 growth in minutes of use was also positively impacted by the additional day of activity resulting from the leap year.

The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than per-minute-of-use based. Revenues from these dedicated circuit services grew approximately $59 as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $65 compared to first quarter 1999. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustment. The reductions were partially offset by recoveries of local number portability costs.

Long distance
The $15 decrease is primarily attributable to a 23.2% decrease in long distance message volumes since first quarter 1999. The decrease was offset by the impact in 1999 of a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services.

Competition from alternative intraLATA long distance carriers and increased penetration of extended local area calling plans continue to have an adverse impact on our long distance message volumes. We believe that competition in the intraLATA long distance market will continue to adversely impact long distance message volumes and revenues.

Other wireline
Other wireline revenues increased 8.9%, from $271 in first quarter 1999 to $295 in first quarter 2000. Higher revenues from resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering and interconnection charges to wireless carriers were offset by decreases in revenues from sales of customer premises equipment. At March 31, 2000 we had 735,000 subscribers to our BellSouth Internet Service (sm), an increase of 56.7% compared to the same 1999 period. We expect continued strong growth associated with an alliance with MyWay.com, an Internet portal operated by CMGI.

Operating Expenses

---------------------------------------------------------------- ----------
                                            First Quarter            %
                                       -------------------------
                                          1999         2000       Change
--------------------------------------------------- ------------ ----------

Operating expenses:
   Operational and support expenses ...     $2,030       $2,077        2.3
   Depreciation and amortization ......        832          879        5.6
--------------------------------------------------- ------------ ----------
     Total operating expenses .........     $2,862       $2,956        3.3
--------------------------------------------------- ------------ ----------

Operational and support expenses
Operational and support expenses increased $47 (2.3%) for first quarter 2000 when compared to the first quarter 1999. The increase was attributable to accruals related to reciprocal compensation, volume-related increases in interconnection expense and higher payments to FCC mandated universal access funds. These increases were offset by reductions in contract service expense and volume-driven costs from sales of CPE and paging equipment. The increases were further offset by lower pension and benefit costs attributable to favorable pension plan investment returns.

Also contributing to the increase were expenses related to new data initiatives, including Asymmetric Digital Subscriber Line (ADSL) and integrated fiber-in-the-loop (IFITL), and promotional expenses related to expanding our Internet customer base. We made ADSL service available in 31 markets, with an addressable market of approximately 8 million access lines, and we plan to increase the addressable market to 11.5 million access lines by the end of 2000. In January 2000, we began offering a self-install kit for ADSL in seven cities and announced a partnership with Darwin Networks to expand ADSL offerings to additional areas in the southeastern US. We are deploying IFITL in nearly all newly built neighborhoods and are also retrofitting some 200,000 existing homes in Atlanta and Miami.

Depreciation and amortization
Depreciation and amortization expense increased $47 (5.6%) for first quarter 2000. The increase is primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.

-------------------------------------------------------------------------------
Other Nonoperating Items
-------------------------------------------------------------------------------

-------------------------------------------------------------------- -----------
                                                 First Quarter           %
                                             -----------------------
                                               1999        2000        Change
------------------------------------------------------- ------------ -----------

Interest Expense ............................    $ 135        $ 161        19.3
Other Income, net ...........................        1            6        N/M*
Provision for Income Taxes ..................      475          533        12.2

------------------------------------------------------- ------------ -----------
* Not Meaningful

Interest expense
Higher interest expense in 2000 is attributable to higher average debt balances and increases in interest rates.

Provision for income taxes
The provision for income taxes increased $58 from first quarter 1999 to first quarter 2000. The effective income tax rate for first quarter 2000 was 38.0% compared to 37.4% for first quarter 1999 and is in line with our expected rate for 2000.


-------------------------------------------------------------------------------
Operating Environment and Trends of the Business
-------------------------------------------------------------------------------

Regulatory Developments

Our future operating and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Federal  policies  being  implemented by the Federal  Communications  Commission
(FCC) strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. Unless compensatory changes are adopted, such as Universal Service Fund contribution mandates, our revenues from this source are at risk. In addition, other aspects of access charge regulation and Universal Service Fund contribution requirements that are applicable to local service carriers such as BST are also under consideration and could result in greater expense levels or reduced revenues.

During first quarter 2000, a coalition of local and long distance providers, including BellSouth, Bell Atlantic, GTE, SBC, AT&T and Sprint submitted a proposal designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The proposal is a comprehensive package that would adjust the FCC's price cap, access charge and universal service rules for those price cap local exchange carriers electing to adopt the proposal. The FCC asked for and received public comment on this proposal and is expected to reach a decision by midyear. If this proposal were approved, rates for access charges, and the revenues which we derive from access charges, would be reduced.

The FCC has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to accelerate the growth of local service competition by aggressively utilizing such power.

We have petitioned the FCC for permission under the 1996 Act to offer full long distance services in South Carolina and Louisiana. The FCC has denied these petitions. We have been testing our operations support systems in Georgia and expect to file with the FCC during the second quarter of 2000. We do not know if the FCC will require further changes in our interconnection and network element offerings and operations support systems before it will approve such petitions. These changes could result in significant additional expenses and promote local service competition. In December 1999, the FCC granted the first approval to another Baby Bell to provide in-region interLATA service.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and/or other concessions from us as conditions to approving these plans.

In North Carolina, we reached a joint stipulation with the North Carolina Public Staff and AT&T regarding revisions to the price regulation plan, switched access reductions, ADSL deployment and service quality issues. The North Carolina Utilities Commission conducted a hearing in late April on the Joint Stipulation, and a decision by that commission on approval of the stipulation is pending.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See Note E to the consolidated financial statements.

New Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements", (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. The guidelines in SAB 101 must be adopted during the second quarter 2000. We are currently assessing the impact that adoption of these guidelines will have on our results of operations and financial position.

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133". The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later that January 1, 2001. We do not expect that the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

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

* protracted delay in BellSouth Corporation's entry into the interLATA long distance market;

* higher than anticipated start-up costs or significant up-front investments associated with new business initiatives;

* unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

* unsatisfactory results in regulatory actions including access reform, universal service, terms of interconnection and unbundled network elements and resale rates.

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

     27           Financial Data Schedule as of March 31, 2000.



(b) Reports on Form 8-K:

      None.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BELLSOUTH TELECOMMUNICATIONS, INC.

                                By    /s/    Guy L. Cochran
                                             GUY L. COCHRAN
                      Vice President, Chief Financial Officer and Comptroller
                           (Principal Financial and Accounting Officer)


May 5, 2000

                                    EXHIBIT INDEX

     Exhibit
     Number

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule as of March 31, 2000.