Form 10-Q
period 2000-06-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 2000-08-14
CIK 92088

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
 (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

 2.  Management's Discussion and Analysis of Results of Operations .. 8

                                               Part II
 6.  Exhibits and Reports on Form 8-K ...............................14

-------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)
                              (Dollars In Millions)



                                       For the Three Month   For the Six Months
                                          Ended June 30,        Ended June 30,
                                         1999        2000      1999        2000

Operating revenues:
     Local service                    $ 2,712     $ 2,862     $ 5,366   $ 5,683
     Network access                     1,187       1,245       2,378     2,508
     Long distance                        153         131         303       266
     Other                                304         365         575       660
        Total operating revenues        4,356       4,603       8,622     9,117

Operating expenses:
     Operational and support expenses   2,325       2,321       4,544     4,595
     Depreciation and amortization        847         903       1,679     1,782
     Severance accrual                      -           -           -        53
        Total operating expenses        3,172       3,224       6,223     6,430

Operating income                        1,184       1,379       2,399     2,687

Interest expense                          132         176         267       337
Other income, net                           -           4           1        10

Income before income taxes              1,052       1,207       2,133     2,360
Provision for income taxes                397         430         799       866

        Net income                      $ 655       $ 777     $ 1,334   $ 1,494


Retained earnings:
     At beginning of period           $ 1,466     $ 1,319     $ 1,354   $ 1,452
     Add:  net income                     655         777       1,334     1,494
     Deduct:  dividends declared         (645)       (560)     (1,212)   (1,410)
     At end of period                 $ 1,476     $ 1,536     $ 1,476   $ 1,536












        The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                   December 31,      June 30,
                                                       1999            2000
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                        $ 39              $ 146
     Temporary cash investments                         15                  8
     Accounts receivable, net
      of allowance for
      uncollectibles
      of $84 and $63                                 3,094              3,146
     Material and supplies                             203                209
     Other current assets                               82                189
         Total current assets                        3,433              3,698

Investments and advances                               320                308

Property, plant and equipment                       52,549             54,170
Less:  accumulated depreciation                     32,645             33,715
     Property, plant and equipment, net             19,904             20,455

Deferred charges and other assets                    1,638              1,994

         Total assets                             $ 25,295           $ 26,455

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Debt maturing within one year                 $ 3,331            $ 4,169
     Accounts payable                                1,230              1,625
     Other current liabilities                       2,250              2,135
         Total current liablities                    6,811              7,929

Long-term debt                                       6,135              6,057

Noncurrent liabilities:
     Deferred income taxes                           1,628              1,731
     Unamortized investment tax credits                126                106
     Other noncurrent liabilities                    1,790              1,672
         Total noncurrent liabilities                3,544              3,509

Shareholder's equity:
     Common stock, one share, no par value           7,353              7,424
     Retained earnings                               1,452              1,536
         Total shareholder's equity                  8,805              8,960

         Total liabilities and
             shareholder's equity                 $ 25,295           $ 26,455





        The accompanying notes are an integral part of these consolidated financial statements.

                       BELLSOUTH TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                    For the Six Months
                                                                      Ended June 30,
                                                                 1999               2000
Cash Flows from Operating Activities:
     Net income                                               $ 1,334            $ 1,494
     Adjustments to net income:
         Depreciation and amortization                          1,679              1,782
         Severance accrual                                          -                 53
         Provision for uncollectibles                              68                 95
         Deferred income taxes and
           investment tax credits                                 128                106
     Net change in:
         Accounts receivable and other current assets             (38)              (256)
         Accounts payable and other current liabilities           260                513
         Deferred charges and other assets                       (252)              (285)
         Other liabilities and deferred credits                  (120)              (177)
     Other reconciling items, net                                  58                 83

         Net cash provided by operating activities              3,117              3,408

Cash Flows from Investing Activities:
     Capital expenditures                                      (2,250)            (2,423)
     Other investing activities, net                                7                 33

         Net cash used for investing activities                (2,243)            (2,390)

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt               313                (49)
     Repayments of long-term debt                                  (7)              (278)
     Advances from parent and affiliates                          224              1,881
     Repayments of advances from parent and affiliates           (215)              (876)
     Dividends paid to parent                                  (1,347)            (1,711)
     Capital infusions by parent                                    -                122

         Net cash used for financing activities                (1,032)              (911)

     Net (decrease) increase in cash and cash equivalents        (158)               107
     Cash and cash equivalents at beginning of period             337                 39
     Cash and cash equivalents at end of period                 $ 179              $ 146














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

Note B - Recent Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. In June 2000, the SEC deferred the required adoption date of the guidelines in SAB 101 to the fourth quarter of 2000. We do not expect the adoption of these guidelines to have a material impact on our results of operations, financial position or cash flows.

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

                       BELLSOUTH TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                                  (In Millions)


Note D - Contingencies

Following the enactment of the Telecommunications Act of 1996, we entered into interconnection agreements with various competitive local exchange carriers providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers served by the competitive local carriers' networks. We have maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements.

In February 1999, the FCC issued a decision that such traffic does not terminate at the Internet service provider and, therefore, is interstate in nature, rather than local. The FCC stated, however, that it would not interfere with prior state commissions' decisions regarding this matter. The courts and state regulatory commissions in our operating territory that have considered the matter have, in most cases, ruled that we are responsible for paying reciprocal compensation on these calls. We have appealed the adverse decisions and continue to believe that we have a good legal basis for our position that such reciprocal compensation is not owed to the competitive local carriers. For those cases where we believe that it is probable that we have incurred a liability, we have recorded an estimate of the amount owed. At June 30, 2000, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $310, including accrued interest.

In March 2000, the United States Court of Appeals for the D.C. Circuit vacated and remanded the FCC decision, concluding that the FCC had not adequately explained its finding that Internet service provider traffic was interstate. Based on statements made by the FCC since the court's decision, we do not believe that this most recent court decision adversely affects the ultimate outcome of pending state proceedings. Nonetheless, we have commenced discussions with several competitive local carriers concerning settlement of some claims and agreements have been reached in certain circumstances.

Other reciprocal compensation issues
In a related matter, a competitive local carrier was claiming terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. This matter is currently on appeal.

Note E - Workforce Reduction

In February 2000, BellSouth announced that it would reduce its domestic general and administrative staff by approximately 2,100 positions. These reductions are the result of the streamlining of work processes in conjunction with BellSouth's shift to a more simplified management structure. As a result of these reductions, we recorded a one-time charge of $53, or $32 after tax, for severance and post-employment health benefits.

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

-------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------

Our reported results include the effect of the previously announced plan to reduce our general and administrative staff. Also included in our reported results is the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents, which are eliminated in the consolidated financial results of our parent company, BellSouth Corporation. When compared to 1999, these charges increased our reported second quarter and year-to-date 2000 operational and support expenses by $12 and $74, and reduced our reported net income by $8 for the quarter and $45 for the year-to-date period. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges.

Key financial and operating data for second quarter and year-to-date 2000 and 1999, adjusted to exclude the effect of the charges discussed above, are as follows:

                                               ------------------------ ------------ ---------------------------- -----------
                                                   Second Quarter            %                Year-to-Date              %
                                                ------------ ----------- ------------ --- ----------- ------------- -----------
                                                  1999         2000         Change           1999         2000        Change
                                                ------------ ----------- ------------ --- ----------- ------------- -----------
Results of Operations
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Revenues                                          $ 4,356      $4,603          5.7         $ 8,622        $9,117         5.7
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Expenses                                          $ 2,981      $3,021          1.3         $ 5,843        $5,976         2.3
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Operating income                                  $ 1,375      $1,582         15.1         $ 2,779        $3,141        13.0
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Net income                                          $ 772       $ 902         16.8         $ 1,567        $1,772        13.1
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Cash Flow Data:
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Cash provided by operating activities              $ 1,712     $ 1,433       (16.3)         $ 3,117       $ 3,408         9.3
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Cash used for investing activities                 $ 1,163     $ 1,236          6.3         $ 2,243       $ 2,390         6.6
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Cash used for financing activities                   $ 572       $ 286       (50.0)         $ 1,032         $ 911      (11.7)
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------


---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
EBITDA (a)                                          $2,222      $2,485         11.8          $4,458        $4,923        10.4
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
EBITDA margin (b)                                    51.0%       54.0%      +300bps           51.7%         54.0%     +230bps
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Key Indicators
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Access line counts (000's):
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
   Switched access lines:
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
      Residential                                   16,782      17,189          2.4
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
      Business                                       7,316       7,198        (1.6)
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
      Other                                            272         260        (4.4)
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
   Total switched access lines                      24,370      24,647          1.1
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
   Access line equivalents(c)                       15,605      23,649         51.5
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
      Total equivalent access lines                 39,975      48,296         20.8
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Access minutes of use (millions)                    27,627      28,798          4.2          54,452        57,514         5.6
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Long distance messages (millions)                      168         129       (23.2)             345           265      (23.2)
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Digital and data services revenues                   $ 654       $ 809         23.7         $ 1,251        $1,576        26.0
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------
Convenience feature revenues                         $ 477       $ 532         11.5           $ 921        $1,047        13.7
---------------------------------------------- ------------ ----------- ------------ --- ----------- ------------- -----------

(a) EBITDA represents income before net interest expense, income taxes, depreciation and amortization, severance accrual and other income, net. We present EBITDA because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because we believe that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA does not represent cash flows for the period, nor is it an alternative to operating income (loss) as an indicator of operating performance. You should not consider it in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

(b)  EBITDA margin is EBITDA divided by revenues.

(c) Access line equivalents represent a conversion of non-switched data circuits to a switched access line basis and is presented for comparability purposes. Equivalents are calculated by converting high-speed/high-capacity data circuits to the equivalent of a switched access line based on transport capacity. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.



-------------------------------------------------------------------------------
Overview
-------------------------------------------------------------------------------

Our 2000 year-to-date results reflect strong revenue growth driven by growth in digital and data services revenues when compared to the first six months of 1999. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

Operating Revenues

------------------------------------------ ------------------------- ----------
                                                 Year-to-Date            %
                                           -------------------------
                                              1999         2000       Change
------------------------------------------ ------------ ------------ ----------

Operating revenues:
   Local service ..........................     $5,366       $5,683        5.9
   Network access .........................      2,378        2,508        5.5
   Long distance ..........................        303          266     (12.2)
   Other wireline..........................        575          660       14.8
------------------------------------------ ------------ ------------ ----------
     Total operating revenues .............     $8,622       $9,117        5.7
------------------------------------------ ------------ ------------ ----------

Local service
The $317 increase in local service revenues on a year-to-date comparative basis is attributable to growth in switched access lines and strong demand for digital and data services and convenience features.

We ended the second quarter with over 48 million total equivalent access lines, an increase of 20.8% since June 30, 1999. Residential access lines rose 2.4% to 17,189,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines which accounted for 42.2% of the growth in residential access lines. We added 172,000 secondary residence lines since June 30, 1999, extending the total to over 2.5 million lines and ending the current period with a penetration rate of 17.1%. Business access lines, including both switched access lines and data circuits, grew 34.6%, propelled by expanding demand for our digital and data services. Switched business access lines decreased 1.6% reflecting continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional convenience features such as Caller ID, Call Waiting, Call Return and voicemail service increased $126, or 13.7%, when compared to the same 1999 period. These increases were driven by growth in convenience feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $94 compared to the first six months of 1999.

Network access
Network access revenues grew $130 in the first six months of 2000 when compared to the same 1999 period, due largely to higher demand. Access minutes of use rose 5.6% to 57,514 million at June 30, 2000 from 54,452 million at June 30, 1999. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The growth in minutes of use was also positively impacted by the additional day of activity resulting from the leap year.


The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings, which are fixed-charge based rather than minute-of-use based. Revenues from these dedicated circuit services grew approximately $137 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from CLECs whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $133 compared to the first six months of 1999. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in 2000.

Long distance
The $37 decrease for the year-to-date period compared to the same 1999 period is primarily attributable to a 23.2% decrease in long distance message volumes since June 30, 1999. The decrease was offset by a $30 revenue reduction in 1999 for a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services of $11.

Competition and increased penetration of extended local area calling plans continue to have an adverse impact on the number of customers who use our long distance service and ultimately reduce our long distance message volumes and revenues. We believe that competition will continue to adversely impact our customer base, and ultimately our long distance message volumes and revenues until BellSouth is granted full long distance relief under the Telecommunications Act of 1996.

Other
Other revenues increased 14.8%, from $575 in the first six months of 1999 to $660 in the first six months of 2000. Higher revenues of $178 resulting primarily from resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering, interconnection charges to wireless carriers and proceeds from universal service funds were offset by decreases in revenues from sales of customer premises equipment. At June 30, 2000 we had 788,000 subscribers to our BellSouth Internet Service (sm), an increase of 39.4% compared to the same 1999 period. We expect continued strong growth associated with an alliance with MyWay.com, an Internet portal operated by CMGI.

Operating Expenses

----------------------------------------- ------------------------- ----------
                                                Year-to-Date            %
                                          -------------------------
                                             1999         2000       Change
----------------------------------------- ------------ ------------ ----------

Operating expenses:
   Operational and support expenses ......     $4,164       $4,194        0.7
   Depreciation and amortization .........      1,679        1,782        6.1
----------------------------------------- ------------ ------------ ----------
     Total operating expenses ............     $5,843       $5,976        2.3
----------------------------------------- ------------ ------------ ----------

Operational and support expenses
Operational and support expenses increased $30, or 0.7%, for year-to-date 2000 when compared to year-to-date 1999. This increase was primarily attributable to reciprocal compensation, volume-related increases in interconnection expense and higher payments to FCC mandated universal access funds, which total $163. These increases were offset by $61 of lower pension and benefit costs attributable to favorable pension plan investment returns. The increases were further offset by reductions of $54 in contract service expense and volume-driven costs from sales of customer premises equipment and paging equipment.

Also contributing to the increase were expenses related to new data initiatives, including high-speed Internet access and optical fiber-based broadband services, and promotional expenses related to expanding our Internet customer base. We have made high-speed Internet access available in 31 markets with an addressable market of approximately 9 million access lines, and we plan to increase the addressable market to 11.5 million access lines by the end of 2000. In January 2000, we began offering a self-install kit for high-speed Internet access in seven cities and are planning to expand these offerings to additional areas in the southeastern U.S. We are deploying optical fiber-based broadband products in nearly all newly built neighborhoods and are also retrofitting some 200,000 existing homes in Atlanta and Miami.

Depreciation and amortization
Depreciation and amortization expense increased $103, or 6.1%, for the first six months of 2000 when compared to the same 1999 period. The increase is primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.


---------------------------------------------------------------------------
Other Nonoperating Items
---------------------------------------------------------------------------

-------------------------------------- ------------------------ -----------
                                            Year-to-Date            %
                                       ------------------------
                                          1999        2000        Change
-------------------------------------- ----------- ------------ -----------

Interest Expense .....................       $267         $337        26.2
Other Income, net ....................          1           10        N/M*
Provision for Income Taxes ...........        946        1,042        10.1

-------------------------------------- ----------- ------------ -----------
* Not Meaningful

Interest expense
Higher interest expense in 2000 is attributable to higher average debt balances and increases in interest rates.

Provision for income taxes
The provision for income taxes increased $96 on a year-to-date comparative basis. The effective income tax rate for the first six months of 2000 was 37.0% compared to 37.6% for the first six months of 1999, and is in line with our expected rate for 2000.



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

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. These commissions generally may require price reductions and other concessions from us as conditions to approving these plans.

In North Carolina, we reached a joint stipulation with the North Carolina Public Staff and AT&T regarding revisions to the price regulation plan, switched access reductions, ADSL deployment and service quality issues. In July 2000, the North Carolina Utilities Commission approved much of the Joint Stipulation, including a one year extension of our price regulation plan, some reductions in intrastate switched access charges, enhanced ADSL deployment and voluntary self-enforcing penalties associated with service quality problems.

In July 2000, the Florida Public Service Commission (FPSC) commenced a proceeding to determine whether we violated certain FPSC rules regarding service quality. Hearings are currently scheduled for November 2000. Also in July 2000, the FPSC determined that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We are considering whether to protest the decision.

On the federal level, the Federal Communications Commission (FCC) has considerable authority to establish pricing, interconnection and other policies that had once been considered within the exclusive jurisdiction of the state public service commissions. We expect the FCC to accelerate the growth of local service competition by aggressively utilizing such power.

We have been testing our operations support systems in Georgia and Florida and expect to file our Georgia long distance application with the FCC by the end of 2000. We do not know if the FCC will require further changes in our interconnection and network element offerings and operations support systems before it will approve our petition. These changes could result in significant additional expenses. During December 1999, the FCC approved Bell Atlantic's request to provide full long distance wireline service in New York state, making it the first Bell System-affiliated company to obtain relief under the Telecommunications Act of 1996 in any state. In June 2000, the FCC approved SBC's long distance application for Texas, making it the second Bell System-affiliated company to obtain authority to offer long distance services.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the FCC methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated FCC rules that required incumbent carriers to combine previously uncombined elements for requesting carriers.

With respect to federal access charges, FCC policies strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. During first quarter 2000, a coalition of local and long distance providers, including BellSouth, Bell Atlantic, GTE, SBC, AT&T and Sprint submitted a proposal designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The proposal was a comprehensive package that would adjust the FCC's price cap, access charge and universal service rules for those price cap local exchange carriers electing to adopt the proposal. After receiving public comment on this proposal, the FCC approved most of the proposal in an order in May 2000.

Although one effect of the FCC's order will be to reduce access charges paid to BellSouth by other carriers, we will be able to increase subscriber line charges paid by residential and single-line business customers each year through 2003. Any increases which we request after July 2001 are subject to a cost review. During June 2000, we filed tariff modifications implementing the proposal. These modifications will result in interstate price decreases of approximately $270 on an annual basis.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note D to our consolidated interim financial statements.

New Accounting Pronouncements

Revenue Recognition
In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. In June 2000, the SEC deferred the required adoption date of the guidelines in SAB 101 to the fourth quarter of 2000. We do not expect the adoption of these guidelines to have a material impact on our results of operations, financial position or cash flows.

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

Factors that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

 .    a change  in  economic  conditions  in  markets  where we  operate  or have material investments which would affect demand for our services;

 .    the intensity of competitive  activity and its resulting  impact on pricing strategies and new product offerings;

 .    protracted delay in BellSouth  Corporation's  entry into the interLATA long distance market;

 .    higher than anticipated  start-up costs or significant up-front investments associated with new business initiatives;

 .    unanticipated higher capital spending from, or delays in, the deployment of new technologies; and

 .    unsatisfactory   results  in   regulatory   actions   including   terms  of
     interconnection and unbundled network elements and resale rates.

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

27   Financial Data Schedule as of June 30, 2000.



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


August 14, 2000

                                                       EXHIBIT INDEX

     Exhibit
     Number

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule as of June 30, 2000.