Form 10-Q
period 2000-09-30
BELLSOUTH TELECOMMUNICATIONS INC
filed 2000-11-08
CIK 92088

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C. 20549


                                         FORM 10-Q
(Mark One)

                   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2000

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

2.  Management's Discussion and Analysis of Results of Operations ... 9

                                       Part II
6.  Exhibits and Reports on Form 8-K ................................15

------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------

                           BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                       (Unaudited)
                                  (Dollars In Millions)


                                              For the Three Months        For the Nine Months
                                               Ended September 30,         Ended September 30,
                                               1999        2000             1999       2000
Operating revenues:
     Local service                          $ 2,747      $ 2,857         $ 8,113     $ 8,540
     Network access                           1,200        1,198           3,578       3,706
     Long distance                              158          133             461         399
     Other                                      299          393             874       1,053
        Total operating revenues              4,404        4,581          13,026      13,698

Operating expenses:
     Operational and support expenses         2,313        2,297           6,857       6,892
     Depreciation and amortization              867          922           2,546       2,704
     Severance accrual                            -            -               -          53
        Total operating expenses              3,180        3,219           9,403       9,649

Operating income                              1,224        1,362           3,623       4,049

Interest expense                                142          179             409         516
Other income, net                                17            5              18          15

Income before income taxes                    1,099        1,188           3,232       3,548
Provision for income taxes                      413          441           1,212       1,307

        Net income                            $ 686        $ 747         $ 2,020     $ 2,241


Retained earnings:
     At beginning of period                 $ 1,476      $ 1,536         $ 1,354     $ 1,452
     Add:  net income                           686          747           2,020       2,241
     Deduct:  dividends declared               (615)        (699)         (1,827)     (2,109)
     At end of period                       $ 1,547      $ 1,584         $ 1,547     $ 1,584





The accompanying notes are an integral part of these consolidated financial statements.

                         BELLSOUTH TELECOMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In Millions)


                                                    December 31,   September 30,
                                                        1999            2000
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $ 39            $ 98
     Temporary cash investments                           15               4
     Accounts receivable, net of
      allowance for uncollectibles
      of $84 and $70                                   3,094           3,128
     Material and supplies                               203             233
     Other current assets                                 82             159
         Total current assets                          3,433           3,622

Investments and advances                                 320             309

Property, plant and equipment                         52,549          55,015
Less:  accumulated depreciation                       32,645          34,271
     Property, plant and equipment, net               19,904          20,744

Deferred charges and other assets                      1,638           2,183

         Total assets                               $ 25,295        $ 26,858

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Debt maturing within one year                   $ 3,331         $ 4,623
     Accounts payable                                  1,230           1,430
     Other current liabilities                         2,250           2,212
         Total current liablities                      6,811           8,265

Long-term debt                                         6,135           6,059

Noncurrent liabilities:
     Deferred income taxes                             1,628           1,793
     Unamortized investment tax credits                  126              96
     Other noncurrent liabilities                      1,790           1,581
         Total noncurrent liabilities                  3,544           3,470

Shareholder's equity:
     Common stock, one share, no par value             7,353           7,480
     Retained earnings                                 1,452           1,584
         Total shareholder's equity                    8,805           9,064

         Total liabilities and
            shareholder's equity                    $ 25,295        $ 26,858





The accompanying notes are an integral part of these consolidated financial statements.

                  BELLSOUTH TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In Millions)



                                                           For the Nine Months
                                                            Ended September 30,
                                                             1999        2000
Cash Flows from Operating Activities:
     Net income                                             $ 2,020    $ 2,241
     Adjustments to net income:
         Depreciation and amortization                        2,546      2,704
         Severance accrual                                        -         53
         Provision for uncollectibles                           110        141
         Deferred income taxes and investment tax credits       158        158
     Net change in:
         Accounts receivable and other current assets          (236)      (279)
         Accounts payable and other current liabilities         488        394
         Deferred charges and other assets                     (419)      (410)
         Other liabilities and deferred credits                (166)      (267)
     Other reconciling items, net                                84        126

         Net cash provided by operating activities            4,585      4,861

Cash Flows from Investing Activities:
     Capital expenditures                                    (3,461)    (3,698)
     Other investing activities, net                             41         44

         Net cash used for investing activities              (3,420)    (3,654)

Cash Flows from Financing Activities:
     Net borrowings (repayments) of short-term debt             521        (50)
     Repayments of long-term debt                                (8)      (278)
     Advances from parent and affiliates                        428      2,520
     Repayments of advances from parent and affiliates         (422)    (1,107)
     Dividends paid to parent                                (1,902)    (2,410)
     Capital infusions by parent                                 21        177

         Net cash used for financing activities              (1,362)    (1,148)

     Net (decrease) increase in cash and cash equivalents      (197)        59
     Cash and cash equivalents at beginning of period           337         39
     Cash and cash equivalents at end of period               $ 140       $ 98






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

Derivative Instruments and Hedging Activities
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133". The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that we must adopt the standard, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," no later than January 1, 2001. We do not expect the adoption of this standard will have a material impact on results of operations, financial position or cash flows.

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

                            BELLSOUTH TELECOMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                       (In Millions)

Note D - Contingencies

Litigation Matters
Reciprocal compensation. Following the enactment of the Telecommunications Act of 1996, we entered into interconnection agreements with various competitive local exchange carriers providing for, among other things, the payment of reciprocal compensation for local calls initiated by the customers of one carrier that are completed on the network of the other carrier. Numerous competitive local carriers have claimed entitlement from us for compensation associated with dial-up calls originating on our network and connecting with Internet service providers served by the competitive local carriers' networks. We have maintained that dial-up calls to Internet service providers are not local calls for which terminating compensation is due under the interconnection agreements; however, the courts and state regulatory commissions in our operating territory that have considered the matter have, in most cases, ruled that we are responsible for paying reciprocal compensation on these calls. At September 30, 2000, the exposure related to unrecorded amounts withheld from competitive local carriers was approximately $280, including accrued interest. We have commenced discussions with several competitive local carriers concerning settlement of some claims, and agreements have been reached in certain circumstances.

Other reciprocal compensation issues. In a related matter, a competitive local carrier was claiming terminating compensation of approximately $165 for service arrangements that we did not believe involved "traffic" under our interconnection agreements. We filed a complaint with the state regulatory commission asking that agency to declare that we did not owe reciprocal compensation for these arrangements. In March 2000, the state commission ruled in our favor finding that compensation was not owed to the competitive local carrier. This matter is currently on appeal.

U.S. Electronics. In October 1999, the Company and a wholly-owned subsidiary, BellSouth Products, Inc. (BSP), filed a complaint against U. S. Electronics, Inc. (USE), in the United States District Court for the Northern District of Georgia. The complaint alleges that USE, a distributor of residential telephone equipment, breached its distributorship contract with BSP and violated the Robinson-Patman Act. It also seeks a ruling invalidating certain exclusivity and post-term non-competition covenants contained in the distributorship contract. USE denied the material allegations of the complaint and filed counterclaims against the Company, BSP, and several other BellSouth entities, alleging that the BellSouth companies are in breach of the distributorship contract. The counterclaims seek an unspecified amount of damages as well as declaratory and injunctive relief. The BellSouth companies denied the material allegations of USE's counterclaims and filed a Motion for Judgment on the Pleadings seeking an early ruling that the exclusivity and post-term non-competition provisions were invalid and unenforceable as a matter of law. The court denied that motion in August 2000. At the end of September 2000, BSP informed USE that, as a result of USE's contractual violations and other factors, BSP would be unable to supply USE with sufficient products for distribution until at least the third quarter of 2001. On October 11, 2000, USE filed a Motion for a Preliminary Injunction, seeking to require BSP to continue to supply USE with residential telephone equipment for distribution. The BellSouth companies intend to pursue their claims and defend against the counterclaims vigorously. Discovery has commenced. At this early stage of the proceedings, the Company cannot predict the likely outcome of the case.

Regulatory Matters
South Carolina. Beginning in 1996, we operated under a price regulation plan approved by the South Carolina Public Service Commission under existing state laws. In April 1999, however, the South Carolina Supreme Court invalidated this price regulation plan. In July 1999, we elected to be regulated under a new state statute, adopted subsequent to the Commission's approval of the earlier plan. The new statute allows telephone companies in South Carolina to operate under price regulation without obtaining approval from the Commission. The election became effective during August 1999. The South Carolina Consumer
Advocate petitioned the Commission seeking review of the level of our earnings during the 1996-1998 period when we operated under the subsequently invalidated price regulation plan. The Commission voted to dismiss the petition in November 1999 and issued orders confirming the vote in February and June of this year. In July, the Consumer Advocate appealed the Commission's dismissal of the petition.

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

------------------------------------------------------------------------------
Results of Operations
------------------------------------------------------------------------------

Our reported results include the effect of the previously announced plan to reduce our general and administrative staff. Also included in our reported results is the effect of charges from an affiliated company for use of intellectual property rights related to trademarks, service marks and patents, which are eliminated in the consolidated financial results of our parent company, BellSouth Corporation. When compared to 1999, these charges increased our reported third quarter and year-to-date 2000 operational and support expenses by $8 and $82, and reduced our reported net income by $5 for the quarter and $50 for the year-to-date period. To assist your understanding of the results of operations, the following discussion excludes the effect of these charges.

Key financial and operating data for third quarter and year-to-date 2000 and 1999, adjusted to exclude the effect of the charges discussed above, are as follows:


                                               ------------------------ ------------ ----- ------------------------- -----------
                                                    Third Quarter            %                  Year-to-Date            %
                                               ------------ ----------- ------------ ----- ----------- ------------- -----------
                                                  1999         2000       Change              1999         2000        Change
                                               ------------ ----------- ------------ ----- ----------- ------------- -----------
Results of Operations
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Revenues                                            $4,404      $4,581          4.0           $13,026       $13,698         5.2
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Expenses                                            $2,986      $3,017          1.0           $ 8,829        $8,993         1.9
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Operating income                                    $1,418      $1,564         10.3           $ 4,197        $4,705        12.1
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Net income                                           $ 805       $ 871          8.2          $  2,372        $2,643        11.4
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Cash Flow Data:
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Cash provided by operating activities               $1,468      $1,453        (1.0)           $ 4,585       $ 4,861         6.0
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Cash used for investing activities                $(1,177)    $(1,264)        (7.4)          $(3,420)      $(3,654)       (6.8)
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Cash used for financing activities                 $ (330)  $    (237)         28.2          $(1,362)      $(1,148)        15.7
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
EBITDA(a)                                          $2,285      $2,486          8.8           $ 6,743        $7,409         9.9
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
EBITDA margin (b).                                   51.9%       54.3%      +240bps             51.8%         54.1%     +230bps
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Key Indicators
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Access line counts (000's):
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
   Switched access lines:
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
      Residential                                   16,889      17,228          2.0
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
      Business                                       7,282       7,165        (1.6)
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
      Other                                            269         255        (5.2)
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
   Total switched access lines                      24,440      24,648          0.9
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
   Access line equivalents(c)                       16,539      26,679         61.3
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
      Total equivalent access lines                 40,979      51,327         25.3
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------

---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Access minutes of use (millions)                    27,858      28,551          2.5            82,310        86,065         4.6
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Long distance messages (millions)                      160         125       (21.9)               505           390      (22.8)
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Digital and data services revenues                    $667        $847         27.0           $ 1,919       $ 2,423        26.3
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------
Calling feature revenues                              $491        $550         12.0           $ 1,412       $ 1,597        13.1
---------------------------------------------- ------------ ----------- ------------ ----- ----------- ------------- -----------

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



------------------------------------------------------------------------------
Overview
------------------------------------------------------------------------------

Our 2000 year-to-date results reflect revenue growth driven by growth in digital and data services revenues when compared to the first nine months of 1999. Expense growth was driven by increased spending for customer service and network support functions and expenses for development and promotion of new business initiatives including high-speed data and Internet service offerings.

Operating Revenues

------------------------------------------------------------ ----------
                                         Year-to-Date            %
                                   -------------------------
                                      1999         2000       Change
----------------------------------------------- ------------ ----------

Operating revenues:
   Local service ..................    $ 8,113      $ 8,540        5.3
   Network access .................      3,578        3,706        3.6
   Long distance ..................        461          399     (13.4)
   Other wireline..................        874        1,053       20.5
----------------------------------------------- ------------ ----------
     Total operating revenues .....    $13,026      $13,698        5.2
----------------------------------------------- ------------ ----------

Local service
The $427 increase in local service revenues on a year-to-date comparative basis is attributable to strong demand for digital and data services and calling features and growth in switched access lines.

We ended the third quarter with over 51 million total equivalent access lines, an increase of 25.3% since September 30, 1999. Residential access lines rose 2.0% to 17,228,000, driven by economic growth in our nine-state region as well as demand for secondary residence lines, which accounted for 55.6% of the growth in residential access lines. We added 189,000 secondary residence lines since September 30, 1999, extending the total to over 2.9 million lines and ending the current period with a penetration rate of 20.5%. Business access lines, including both switched access lines and data circuits, grew 42.1%, propelled by expanding demand for our digital and data services. Switched business access lines decreased 1.6% reflecting competition and the continued migration of new and existing business customers to high-capacity data lines.

Revenues from optional calling features such as Caller ID, Call Waiting, Call Return and voicemail service increased $185, or 13.1%, when compared to the same 1999 period. These increases were driven by growth in calling feature usage through our Complete Choice(R) Package, a one-price bundled offering of over 20 services.

Increased penetration of extended local area calling plans also increased local service revenues by approximately $130 compared to the first nine months of 1999.

Network access Network access revenues grew $128 in the first nine months of 2000 when compared to the same 1999 period. Access minutes of use rose 4.6% to 86,065 million in the 2000 period from 82,310 million in the 1999 period. Increases in switched access lines and promotional activities by long distance carriers continue to be the primary drivers of the increase in minutes of use. The growth in minutes of use was also positively impacted by the additional day of activity resulting from the leap year. The growth rate in total minutes of use continues to be negatively impacted by the trend of business customers migrating from traditional switched circuits to higher capacity data line offerings which are fixed-charge based rather than minute-of-use based. Revenues from these dedicated circuit services grew approximately $236 year-to-date on a comparative basis as Internet service providers and high-capacity users increased their use of our network. The growth rate in switched minutes of use has also been negatively impacted by competition from competitive local exchange carriers whose traffic completely bypasses our network.

Volume-related growth was largely offset by net rate impacts that decreased revenues by $221 compared to the first nine months of 1999. These rate reductions are primarily related to the FCC's access reform and productivity factor adjustments. The reductions were partially offset by recoveries of local number portability costs in 2000.

Long distance
The $62 decrease for the year-to-date period compared to the same 1999 period is primarily attributable to a 22.8% decrease in long distance message volumes from the 1999 period to the 2000 period. The decrease was offset by a $30 revenue reduction in 1999 for a regulatory ruling related to compensation we receive from long distance carriers for interconnection to our public payphones. Also offsetting the decreases were increased revenues from the provision of digital and data services of $27.

Competition and increased penetration of extended local area calling plans continue to have an adverse impact on the number of customers who use our long distance service and ultimately reduce our long distance message volumes and revenues. We believe that competition will continue to adversely impact our customer base, and ultimately our long distance message volumes and revenues, until BellSouth is granted full long distance relief under the Telecommunications Act of 1996.

Other
Other revenues increased 20.5%, from $874 in the first nine months of 1999 to $1,053 in the first nine months of 2000.  Higher revenues of $269,  resulting primarily from resale of paging products and services, sales of unbundled network elements, collocation of competing carriers' equipment in our facilities, demand for our Internet access offering, interconnection charges to wireless carriers and proceeds from universal service funds, were offset by decreases in revenues from sales of customer premises equipment. At September 30, 2000 we had 871,000 subscribers to our BellSouth Internet Service(R), an increase of 36.7% compared to the same 1999 period.

Operating Expenses

------------------------------------------------------------------ ----------
                                               Year-to-Date            %
                                         -------------------------
                                            1999         2000       Change
----------------------------------------------------- ------------ ----------

Operating expenses:
   Operational and support expenses .....     $6,283       $6,289        0.1
   Depreciation and amortization ........      2,546        2,704        6.2
----------------------------------------------------- ------------ ----------
     Total operating expenses ...........     $8,829       $8,993        1.9
----------------------------------------------------- ------------ ----------

Operational and support expenses
Operational and support expenses increased $6, or 0.1%, for year-to-date 2000 when compared to year-to-date 1999. This increase was primarily attributable to increases in labor costs resulting from additions to network and customer service personnel and reciprocal compensation expense totaling $150. These increases were partially offset by a $73 reduction in pension and benefit costs attributable to favorable pension plan investment returns. The increase was further offset by reductions in discretionary expenses and decreases in costs from sales of customer premises equipment. Also contributing to the increase were expenses related to new data initiatives, including high-speed Internet access and optical fiber-based broadband services, and promotional expenses related to expanding our Internet customer base.

Depreciation and amortization
Depreciation and amortization expense increased $158, or 6.2%, for the first nine months of 2000 when compared to the same 1999 period. The increase is primarily attributable to amortization of capitalized internally developed software and depreciation resulting from higher levels of net property, plant and equipment.


--------------------------------------------------------------------------
Other Nonoperating Items
--------------------------------------------------------------------------

-------------------------------------------------------------- -----------
                                           Year-to-Date            %
                                       -----------------------
                                         1999        2000        Change
------------------------------------------------- ------------ -----------

Interest Expense ......................    $ 409        $ 516        26.2
Other Income, net .....................       18           15      (16.7)
Provision for Income Taxes ............    1,434        1,561         8.9

------------------------------------------------- ------------ -----------


Interest expense
Higher interest expense in 2000 is attributable to higher average debt balances and increases in interest rates.

Provision for income taxes
The provision for income taxes increased $127 on a year-to-date comparative basis. The effective income tax rate for the first nine months of 2000 was 37.1% compared to 37.7% for the first nine months of 1999, and is in line with our expected rate for 2000.


-----------------------------------------------------------------------------
Operating Environment and Trends of the Business
-----------------------------------------------------------------------------

Regulatory Developments

Our future operating and financial results will be substantially influenced by developments in a number of federal and state regulatory proceedings. Adverse results in these proceedings could materially affect our revenues, expenses and ability to compete effectively against other telecommunications carriers.

Our intrastate prices are regulated under price regulation plans provided by statute or approved by state public service commissions. Some plans are subject to periodic review and may require renewal. The commissions reviewing these plans may require price reductions and other concessions from us as conditions to approving these plans.

In July 2000, the Kentucky Public Service Commission approved a new price regulation plan. The new plan eliminates the 4% productivity factor contained in the previous plan in return for the company's commitment to bring high speed access services to certain rural areas. The level of company investment in rural high speed access services is under review at the Commission. The plan also permits the company to rebalance rates in a manner that will align residential rates more closely to the cost of providing such service.

In July 2000, the Florida Public Service Commission commenced a proceeding to determine whether we violated certain Commission rules regarding service quality. Hearings originally scheduled for November 2000 are being moved to the first half of 2001. Also in July 2000, the Commission determined that our change in 1999 from a late charge based on a percentage of the amounts overdue to a flat rate fee plus an interest charge violated the Florida price regulation statute and voted that certain monies should be refunded. We protested the decision, and hearings are scheduled for late 2001.

In October 2000, the Georgia Public Service Commission orally voted to approve, with certain modifications, the Commission Staff's Recommendation with respect to new company performance measures. These new performance measures will be used as one means to assess our wholesale service quality to competitive local exchange carriers. In its written decision, which has not been received, the Commission is expected to adopt additional performance measurements that will apply to our performance to our wholesale competitive local exchange carrier customers. In addition, the Commission will adopt a Self Enforcement Plan. The Enforcement Plan consists of three tiers. Under tier 1, we will be required to pay remedial sums to individual competitive local exchange carriers if we fail to meet certain performance criteria set by the Commission. Under tier 2, we will pay additional sums directly to the State Treasury for failing to meet certain performance metrics. Under tier 3, if we fail to meet certain performance criteria, then we will suspend additional marketing and sales of long distance services allowed by the Telecommunications Act of 1996. Our annual liability under the Plan will be capped at 44% of net revenues in Georgia. The decision also adopts other remedial measures for the filing of late or incomplete performance reports, and a market penetration adjustment for new and advanced services, which increases the amount of the payments where low volumes of advanced or nascent services are involved. It is anticipated that the Commission's written decision will be entered before year end. The Enforcement Plan will go into effect 45 days after the Commission enters an order. When the written decision is entered, we will have the opportunity to seek reconsideration of the order, as necessary.

We are currently conducting third-party tests of our operations support systems in Georgia and Florida and expect to file our Georgia long distance application with the FCC when testing and verification of our performance data are complete and all other legal requirements have been met. We do not know if the FCC will require further changes in our interconnection and network element offerings and operations support systems before it will approve our petition. These changes could result in significant additional expenses and delays in obtaining full long-distance relief in these states.

In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the FCC methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated FCC rules that required incumbent carriers to combine previously uncombined elements for requesting carriers. The United States Supreme Court has been asked to review the decision of the Eighth Circuit.

With respect to federal access charges, FCC policies strongly favor access reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers is eliminated. In May 2000, the FCC implemented a comprehensive reform package that adjusted its price cap, access charge and universal service rules for those price cap local exchange carriers electing to adopt the new rules. The new rules are designed to result in lower consumer prices for long distance service by reforming the way in which access costs are recovered. The new rules, which we adopted during June 2000, reduced the access charges paid to us by other carriers, and at the same time authorized an increase to the subscriber line charges paid by residential and single-line business customers. The new rules also allow us to increase the subscriber line charges each year through 2003, although any increase which we request after July 2001 is subject to a cost review. We estimate that these modifications will result in interstate price decreases of approximately $270 on an annual basis.

We are involved in numerous legal proceedings associated with state and federal regulatory matters, the disposition of which could materially impact our operating results and prospects. See note D to our consolidated interim financial statements.

New Accounting Pronouncements

See note B to our consolidated interim financial statements.

------------------------------------------------------------------------------
Cautionary Language Concerning Forward-Looking Statements
------------------------------------------------------------------------------

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

 .    a decrease in the growth rate of demand for the services which we offer;

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

------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
------------------------------------------------------------------------------


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

     27   Financial Data Schedule as of September 30, 2000.



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


November 3, 2000

                                EXHIBIT INDEX

     Exhibit
     Number

         12       Computation of Ratio of Earnings to Fixed Charges.

         27       Financial Data Schedule as of September 30, 2000.